Form 10KSB
period 1996-03-31
BIO DENTAL TECHNOLOGIES CORP
filed 1996-06-28
CIK 858752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 /X/  SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended            March 31, 1996
                                          -------------------------------------


       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
/ /    EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                -----------    ------------

        Commission file number             0-19293


                       BIO-DENTAL TECHNOLOGIES CORPORATION
                       -----------------------------------
                 (Name of small business issuer in its charter)

               California                                84-1104386
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

11291 Sunrise Park Drive, Rancho Cordova, CA                            95742
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number ( 916 )   638-8147
                           -----  ----------

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
   Title of each class                               on which registered
   -------------------                               -------------------
      Common Stock                                           NASDAQ
    $ .01 Par Value

Securities registered under Section 12(g) of the Exchange Act:   None
                                                               --------


- --------------------------------------------------------------------------------
                                (Title of Class)


- --------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                          / /

         State issuer's revenue for its most recent fiscal year: $33,091,216
                                                                ------------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         $18,057,814 as of May 31, 1996
                         ------------------------------


                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                              Yes        No
                                  -----     -----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock ($.01 par value): 6,427,134 shares as of May 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         Transitional Small Business Disclosure Format (Check One):

                              Yes        No   X
                                  -----     -----

                       BIO-DENTAL TECHNOLOGIES CORPORATION
                            FORM 10-KSB (FOOTNOTE 1)
             ANNUAL REPORT FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL.

         Bio-Dental Technologies Corporation, formerly Springfield Capital Corporation (hereinafter referred to as the "Company" or the "Registrant"), was organized under the laws of the State of Colorado on April 5, 1988, to evaluate, structure and complete a merger with or acquisition of private corporations, partnerships or sole proprietorships. On July 13, 1990, the Company changed its name from "Springfield Capital Corporation" to "Bio-Dental Technologies Corporation," providing a name and image more accurately reflecting its business plan.

(1) The material set forth in this Form 10-KSB and its accompanying exhibits includes forward-looking statements and references to anticipated future events and developments that are based on management's beliefs and expectations. There is no assurance that such statements and references will prove to be correct. Such statements and references are set forth herein in reliance upon numerous assumptions that may or may not prove to be accurate or correct. The major assumptions upon which these forward-looking statements and references are based include the following: (1) the consummation of the proposed merger transaction between the Company and Zila, Inc.; (2) the consummation of the Company's proposed transaction with Young Innovations, Inc. ("Young"), which would involve Young's cash buy-out of the Company's rights to receive future royalties from Denticator International, Inc.; (3) the successful restructuring of the operations of the Company's IDT operating subsidiary and the redirection of IDT's marketing focus away from hardware-based comprehensive computer solutions and towards the sale of practice management software systems and intra-oral cameras; (4) the growing market demand for IDT's technology products; (5) the improvements of operating margins on products sold by the Company's dental products distribution unit, The Supply House; (6) the continued growth in sales and market share of The Supply House; (7) the success of The Supply House in obtaining additional contracts with managed dental care insurance companies and in increasing its sales as a result of such contracts; (8) the obtaining of FDA approval of Zila, Inc.'s oral cancer diagnostic product, OraTest; (9) the successful realization of the anticipated market benefits of combining the market appeal of the OraTest product with the strength of the Company's existing product distribution network; (10) the adequacy of available debt and equity capital to fund inventories, receivables, product introduction and marketing;
(11) the Company's ability to settle the Wildwood litigation on terms favorable to the Company; and (12) the retention of key management personnel following consummation of the Company's proposed merger with Zila, Inc.


         Formation and Disposition of Denticator International, Inc. Subsidiary. In March 1991, the Company incorporated a wholly owned subsidiary, Denticator International, Inc. ("DII") and transferred the Company's manufacturing operations into DII in exchange for the issuance of a $600,282 note to the Company with monthly principal payments of $10,005 plus interest at 150% of the Company's cost of funds from April 1, 1994 through March 31, 1999. Interest only payments were made from March 1991 through March 31, 1994. Effective with the date of incorporation, the Company entered into a licensing agreement with DII for the manufacture and sale of certain dental products owned by the Company. Under this agreement DII pays the Company a monthly royalty equal to the greater of $30,000 or 17% of net sales of DII. In addition, the agreement provides for further royalties to be paid to the Company if DII achieves certain levels of profitability.

         On March 31, 1991, the Company sold all of the outstanding capital stock of DII to DII's former operations manager, thus allowing the Company to cease operating as a manufacturing concern, and to focus on its distribution operations. The sales agreement incorporated the licensing agreement described above. The details of this transaction are described in the Company's Form 8-K dated March 31, 1991, which is hereby incorporated by this reference.

         Effective April 1, 1994, the licensing agreement was amended. The terms included herein reflect all amendments. In March 1999, DII has the option to purchase the rights under this licensing agreement. The purchase price is equal to the greater of 1.5 times average annual sales of DII during the period covered by the amended agreement (April 1, 1994 - March 31, 1999) or six times the average pre-tax income of DII after certain adjustments. The purchase price will be reduced by 50% of the additional royalties paid by DII between April 1, 1994 and March 31, 1999.

         In connection with the amendments to the licensing agreement, warrants to purchase 50,000 shares of the Company's restricted common stock were issued to DII at an exercise price of $4.00 per share. These warrants expire on March 31, 2004.

         Effective January 1995, DII increased the minimum royalty to the Company to $43,000 per month in exchange for the Company waiving the provision in the agreement whereby the Company could purchase products made by DII at specified prices.

         The Company's revenues are affected, in part, by the revenue levels and successful operations of the Denticator product line, as operated and controlled by DII.

         On January 19, 1996, the Company entered into an agreement to defer principal payments on the note payable from DII, beginning with the principal payment due for the month of October 1995 and extending through September 1996. The agreement expires September 30, 1996. Additionally, this agreement provides a basic understanding between the Company and DII with respect to the proceeds of any sale of DII which may occur prior to September 30, 1996.

         On May 10, 1996, the Company executed a letter of intent which sets forth a general understanding of a transaction by which Young Innovations Inc. (Young) will purchase certain assets and liabilities of DII. If the transaction contemplated by the letter of intent is consummated, it is expected the Company would receive approximately $7.5 million in exchange for the cancellation of its March 31, 1991, as amended, licensing agreement dated March 31, 1991, with DII. Under the terms of the Young letter of intent any amounts owed and outstanding to the Company by DII as of the closing date of this transaction would be assumed by Young. Young would issue a credit to the Company against future purchases (Product Credit) in an amount equal to, and payment in full for, all accrued royalties, notes current and long term and accrued interest owed by DII to the Company. The Product Credit would be usable by the Company for future purchase of products from Young and any of its affiliates at prevailing prices in effect at the time of the purchases. The Company, Young and DII currently are engaged in negotiations of the final terms and conditions of the transaction which is expected to close by the end of July 1996.

THE ACQUISITION OF SAN DIEGO DENTAL SUPPLY, INC. ("SDDS").

         Acquisition of SDDS. On March 4, 1991, the Company purchased all of the outstanding stock of SDDS of El Cajon, California, in exchange for the issuance of 390,000 shares of the Company's restricted common stock. Subsequently, 37,500 of these shares were surrendered by the former shareholders in accordance with specific terms of the agreement. The terms of this purchase, along with the financial statements of SDDS, are set forth in the Company's Form 8-K filing dated July 29, 1990, and filed in April, 1991, and hereby incorporated by this reference.

         SDDS was incorporated under the laws of the State of California on November 20, 1987. SDDS, which operated under the trade name "The Supply House", was subsequently merged into Ryker Dental of Kentucky, Inc. ("Ryker"), as described below, and the surviving entity (Ryker) continues to operate as "The Supply House", a distributor of professional dental supplies and an authorized dealer for several lines of dental products.

THE MERGER OF SAN DIEGO DENTAL SUPPLY, INC. INTO RYKER DENTAL OF
KENTUCKY, INC.

         Merger of Ryker Dental of Kentucky. On January 3, 1994 (but effective after the close of business on December 31, 1993), the Company acquired all of the outstanding capital stock of Ryker Dental of Kentucky, Inc. ("Ryker") pursuant to the merger ("Merger") of the Company's wholly-owned subsidiary, San Diego Dental Supply, Inc. ("SDDS"), with and into Ryker with Ryker being the surviving entity. Pursuant to the Merger, the Company issued an aggregate of 220,000 shares of its previously unissued restricted Common Stock to the shareholders of Ryker in cancellation of the shares of Ryker Common Stock owned by such shareholders. The Company became the sole shareholder of Ryker through the conversion of each outstanding share of Common Stock of SDDS into one share of Common Stock of Ryker. As part of the transaction, the Company retired approximately $720,000 of Ryker's debt, thereby releasing the former shareholders of Ryker from their personal guarantees on such debt. The Articles of Merger were filed with the Secretary of State of Kentucky on January 3, 1994.

         The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of Ryker's assets and liabilities and the excess of $388,186 was allocated to goodwill. The goodwill is being amortized on the straight line method over a period of twenty years, in accordance with the Company's accounting policies. The depreciable assets acquired are being depreciated over the remaining useful life on a straight line basis, in accordance with the Company's accounting policies.

         The two former shareholders of Ryker each entered into employment agreements to continue managing Ryker for a period of three (3) years. As a part of these employment agreements, each former shareholder received $40,000 in cash bonuses over the first year of the agreement, in addition to an annual salary of $80,000 each. Under the terms of the employment agreements, each shareholder may also earn performance bonuses each year of up to $10,000 cash and options to purchase 10,000 shares of the Company's common stock, exercisable at the fair market value of the common stock on the date of the option grant. In addition, the two former shareholders of Ryker each received $60,000 cash as consideration for entering into a non-competition agreement with the Company. These non-competition agreements extend for a period of eighteen months following the employee's termination of employment with the Company.

         The assets of Ryker consist mainly of trade inventory and accounts receivable. The amount of consideration given was determined by good-faith, arms-length negotiations between the parties. The shareholders of Ryker were Danny D. Ramsey and George Barton Mahan. As a result of the merger, Mr. Mahan was appointed to the Company's Board of Directors in January 1994.

         Ryker distributes professional dental supplies and equipment to dental offices nationwide under the trade name, "The Supply House". In addition, Ryker also sells large equipment, such as sterilizers, compressors, and dental lights and chairs, previously not sold by the Company. Ryker also has an in-house design department to assist dentists in the architectural design of their offices.

         Effective June 1994, the Company began to utilize Ryker's strategic location as its eastern distribution center, saving the Company up to several thousands of dollars per month in freight costs. Ryker also augments the Company's existing product line, allowing the Company to offer a much broader range of products to its customers nationwide.

         Ryker now operates from two (2) leased facilities: one in Rancho Cordova, California and one in Lexington, Kentucky, and has approximately ninety-two (92) employees.


MANAGEMENT AGREEMENTS AND SUBSEQUENT ACQUISITION OF ORAL VISION,
INC.

         Marketing Agreement with Oral-Vision, Inc. In August 1992, the Company was granted exclusive U.S. marketing rights to the intra-oral camera manufactured by Oral-Vision, Inc. ("Oral Vision") of New Albany, Indiana. The agreement provided that the Company would receive a commission on all sales of Oral-Vision cameras over a three year period.

         The camera allows a patient to see into the recesses of his own mouth to better understand the treatment plans being recommended by his dentist. The goal of this tool is to enhance dentist-patient communication and to improve a patient's understanding of his dental needs, thereby increasing his acceptance of recommended treatment options. This greater acceptance leads to better patient care and increased revenue levels for those dentists using the Oral-Vision intra-oral camera.

         Management Agreement with Oral-Vision, Inc. Effective June 1, 1993, the Marketing Agreement outlined above was replaced and superseded by a Management Agreement under which Bio-Dental was hired by Oral Vision to manage the business operations of Oral Vision.

         Under the terms of this Management Agreement, Oral Vision agreed to pay all expenses related to the business as well as financing any necessary investment in inventory, accounts receivable, fixed assets, etc. All of the assets remained with Oral Vision, while the Company was responsible for managing those assets on Oral Vision's behalf.

         The Company was paid a management fee by Oral Vision, on a monthly basis, equal to one-half of Oral Vision's pre-tax income after reimbursing the Company for any expenses incurred on Oral Vision's behalf. As discussed below, the Company purchased all the assets and certain liabilities of Oral Vision effective January 1, 1994. The Management Agreement was terminated on the effective date of the purchase. Net revenues received prior to acquisition were $502,209 in 1994.

         Acquisition of Oral Vision Assets and Liabilities. On July 6, 1994, the Company signed an agreement and purchased the assets and certain liabilities of Oral Vision, Inc. The acquisition was effective as of January 1, 1994, as the Company effectively maintained control of the operations, assets and liabilities of Oral Vision, Inc. as of that date. In connection with this purchase, the Company issued 272,727 shares of its previously unissued restricted common stock to the sole shareholder of Oral Vision, Inc., Dr. William Oakes. The assets acquired consist mainly of trade inventory and accounts receivable. As part of the transaction, on July 6, 1994, the Company retired approximately $515,000 of the assumed liabilities, thereby releasing certain security interests held by a vendor of Oral Vision, Inc.

         The transaction has been accounted for as a purchase. The purchase price was allocated to the fair value of Oral Vision's assets and liabilities and the excess of $215,919 was allocated to goodwill. The goodwill is being amortized on the straight line method over a period of twenty years, in accordance with the Company's accounting policies. The assets and liabilities are held in Integrated Dental Technologies, Inc. ("IDT") a wholly-owned subsidiary of the Company formed for this purpose.

         In addition, Dr. William Oakes agreed to remain with the Company under the terms of a four year consulting agreement. Under the terms of the consulting agreement, Dr. Oakes received $30,000 in the first year and will receive $75,000 per year for each of the following three years.

         The Company expanded the scope of products offered through IDT beyond the Oral Vision cameras to include such innovative technologies as filmless x-ray systems, automated patient and periodontal charting systems, and multi-media patient-education systems. Beginning in March 1995, IDT began selling personal computer hardware to its customers.

         The Company integrates all of these technologies through a proprietary common-user interface developed by the Company. All of these modular technologies were marketed via IDT's education-based seminar series and a national outside sales force. These seminars are accredited for continuing education credits by the American Dental Association and the Academy of General Dentistry.

         Effective January, 1996, the Company began a restructuring of its IDT operations. This restructure reduced the emphasis on the integration of the technologies discussed previously, including computer hardware and filmless x-ray, and focused IDT's marketing and selling effort on the intra-oral camera and software products offered by IDT. These products are believed to have the largest market potential and offer the highest gross margins of the various products which made up the IDT product line. IDT's education-based seminar series continued with emphasis on the use of the intra-oral camera and related products.

         Acquisition of Crown Systems Assets and Liabilities. On November 14, 1994, the Company signed an agreement and purchased the assets and certain liabilities of Crown Systems, Inc. ("Crown"), effective November 1, 1994. In connection with this purchase, the Company issued 47,501 shares of its previously unissued restricted common stock to Crown. The assets acquired consisted mainly of accounts receivable and dental practice management software rights. As part of the transaction, the Company retired approximately $205,000 of assumed liabilities.

         The transaction was accounted for as a purchase. The purchase price was allocated to software rights and the fair value of Crown's assets and liabilities. Software rights were valued at $287,985 and are being amortized on the straight line method over a period of five years, in accordance with the Company's accounting policies. The depreciable assets acquired will be depreciated over the remaining useful life on a straight line basis, in accordance with the Company's accounting policies. The assets and liabilities of Crown are held in IDT.

         Crown developed and marketed dental practice management software systems and will continue to develop additional software for IDT. As part of the transaction, the principals of Crown entered into one year employment agreements and three year non-compete agreements with IDT.

         Since the date of the acquisition, the former principals of Crown have been instrumental in developing IDT's common user interface, which allowed for the integration of all of IDT's technology based products.

         Current Operations - The Supply House. Ryker Dental of Kentucky, one of the Company's operating subsidiaries, operates under the trade name "The Supply House." The Supply House is a national distributor of professional dental supplies, carrying brand names such as Eastman Kodak, Dentsply, Hu-Friedy, Premier and 3M. Most of The Supply House's sales are through telemarketing and direct mail, as opposed to deploying the more traditional outside sales force. As a result, The Supply House believes it can operate more efficiently than its major competitors.

         There are estimated to be over 120,000 practicing dentists in the United States. The annual market for dental supplies in the U.S. is approximately $2.0 billion, representing approximately $16,000 per dentist.

         Currently, the Company represents the products of over 400 dental manufacturers. It is believed that these products constitute the vast majority of supplies used in the day-to-day operations of a dental practice. For example, the Company carries a broad line of dental alloys, x-ray film, composite filling materials, impression materials, latex gloves, diamond and carbide cutting instruments, anesthetics, asepsis and infection control products, operative, hygiene and surgical instruments, and a variety of other widely used items.

         Historically, the Company has carried only consumable supplies and very small equipment, such as hand pieces. With the Ryker acquisition, the Company is now distributing a select group of large items of dental equipment, such as compressors, sterilizers, dental lights and chairs.

         Traditionally, dentists have purchased their supplies from local full-service supply companies, or from mail-order firms. The Supply House is attempting to combine the level of service typically associated with the local dealer with the convenience and competitive prices found with most mail-order firms. The Supply House can do this partially as a result of the increased efficiencies brought about by telemarketing. Where a traditional outside sales person might call on 10 to 15 accounts per day, a telemarketer can reach 50 to 70 offices. Additionally, telemarketing has been shown to significantly increase the response to direct mail pieces (like catalogs), giving The Supply House a decided advantage over mail order firms which do not follow-up by phone.

         The Supply House's Competition. There are approximately 300 dental supply dealers and mail order supply houses in the United States, some of which have significantly greater financial resources than the Company. The Company's sales make up less than 2% of the total market for dental supplies. The Company's position with respect to its competitors is difficult to determine since most of the companies are privately-held and do not disclose financial information. However, the Company believes that approximately 50 percent of the market is dominated by three (3) public companies: Patterson Dental, Sullivan Dental, and Henry Schein.

         Current Operations - IDT. Integrated Dental Technologies, Inc. ("IDT") represents the Company's other wholly-owned operating subsidiary.

         IDT was formed on the premise that there was a growing market demand for integrated, computer-based technology dental systems, yet there was no company prepared to deliver such a product. Through the fiscal year 1995 acquisitions of Crown Systems Inc. and Oral Vision Inc., and distribution agreements for other key products, IDT developed a broad array of products designed to enhance the efficiency and profitability of the dental practice.

         These products included an intra-oral camera, filmless x-ray system, patient and periodontal charting system, practice management computer system, electronic claims processing, and multi-media patient education.

         In addition, through some proprietary Windows(TM) software written by IDT's own programmers, IDT integrated all of these technologies into one system, thereby creating the first virtually "paperless" dental office.

         In addition to marketing the product, IDT also provided full installation, training and support for both hardware and software elements of the system.

         While this market is reported to be one of the fastest growing segments of the dental products industry, IDT found that the present market demand was not sufficient to allow IDT to operate profitably with this type of product offering. As a result of lower-than-expected sales coupled with higher marketing and support costs, IDT incurred substantial losses during the fiscal year ending March 31, 1996. Thus, in the fourth quarter of fiscal year 1996, IDT announced its plan to restructure its operations to focus exclusively on the Company's software and intra-oral camera products.

         It is believed that the software and intra-oral camera products have the largest existing market potential, are well positioned to compete in their respective markets, and offer higher margins to the Company. As a part of this restructuring, the Company discontinued its promotion and sales of computer hardware, of the Schick filmless x-ray system, and fully-integrated "paperless" systems.

         This restructuring, which was phased in during the fourth quarter of fiscal 1996, has allowed the Company to reduce its ongoing operating expenses while focusing more attention on those products which the Company believes currently have the broadest market appeal and offer the Company the greatest margins.

         The Company took a $271,631 restructuring charge in the fourth quarter of fiscal 1996 to cover employee severance and other reserves for expenses related to the business operations being phased out. As a result of the restructuring, $307,331 of inventory was written off to cost of products sold and the reserve for returned product was increased by $250,000. In addition, as the Company introduced its new, upgraded camera system, a $312,026 inventory reserve was taken against old intra-oral camera and related inventory. Total restructuring charges, inventory writedowns and the reserve increases totaled $1,140,988.

         As previously mentioned, IDT ceased selling its own line of computer hardware (although it still supports those existing customers who already have IDT hardware in their office) as part of this restructuring.

         In an effort to continue to provide its customers with a "one-stop-shop" for their computer needs, IDT entered into an agreement with DELL Computer Corporation to provide a line of specially-configured computers directly to IDT customers. DELL will also agree to support their hardware through their contracted field-support organization during the full warranty period.

SECURITIES ISSUANCES AND OTHER EVENTS.

         In September of 1991, the Company initiated a private placement, offering to sell a total of 600,000 units at $2.25 per unit, with each unit consisting of one share of 7 3/4% Series A Participating Convertible Preferred Stock and one Series A Redeemable Common Stock Purchase Warrant. The Company sold 90,667 units under this private placement.

         On October 1, 1991, the Company entered into a letter agreement with Ladenburg, Thalmann & Co., Inc., a New York investment banking firm ("Ladenburg"). The Company retained Ladenburg to provide investment banking advice and services. The term of the letter agreement extended through September 30, 1992. In lieu of Ladenburg's normal retainer, the Company agreed to issue to Ladenburg a common stock purchase warrant, expiring on September 30, 1996, providing Ladenburg the right to purchase 200,000 shares of the Company's common stock at an exercise price of $3.50 per share. The exercise price was subsequently adjusted to $3.11 per share pursuant to a ratchet anti-dilution provision contained in the warrant, which was triggered by the issuance of the ICP warrants described below. In April 1994, 96,333 shares of the Company's common stock were issued to Ladenburg as a result of a cashless exercise of the common stock purchase warrant, which reduced the purchase rights from 200,000 shares to 96,333 shares.

         On January 6, 1992, the Company entered into a letter agreement with Josephberg Grosz & Co., Inc., a New York investment banking firm ("JG"). The Company retained JG to assist the Company in raising capital through a financing transaction the nature of which was undecided at the time of the letter agreement. As partial consideration for their services, JG received 12,000 shares of the Company's restricted common stock, which became "freely tradeable" upon the effectiveness of the Company's Form S-1 registration statement on June 30, 1992 (described below).

         On May 1, 1992, the Company filed a registration statement on Form S-1 (which is incorporated herein by this reference) with the Securities and Exchange Commission to register shares of common stock issued in an earlier private placement, as well as other outstanding shares of the Company. The Form S-1 registration statement, which was declared effective on June 30, 1992, registered a total of 1,622,656 shares of the Company's common stock. The registration significantly increased the total number of "freely tradeable" shares of the Company's common stock outstanding.

         On September 7, 1992, the Company issued 1,004,000 shares of unregistered common stock to 34 investors (the "Investors") at a price of $1.50 per share in a private placement. In connection with the transaction, the Company issued warrants for the purchase of 150,000 shares of common stock to International Capital Partners, Inc., a Connecticut corporation ("ICP") and lead member of the investor group. The transaction was pursuant to a Stock Purchase Agreement, dated August 31, 1992, by and among the Company, ICP and the Investors (the "Agreement").

         The Agreement features a purchase price adjustment provision whereby the Company agreed to adjust the purchase price retroactively by the issuance of additional shares to the Investors upon the occurrence of certain events. Specifically, a provision of this Agreement allowed for the issuance of 220,390 additional shares of common stock if certain earnings benchmarks were not achieved in fiscal 1995. Due to the various strategic investments and other factors cited earlier, these benchmarks were not, in fact, achieved. However, since the 1995 earnings per share benchmark was achieved in fiscal 1994 (a full year ahead of schedule), the Company requested a waiver to this additional shares provision. The waiver request was denied and the Company issued the additional 220,390 shares of common stock on October 17, 1995. The Agreement gives to the Investors demand registration rights for up to 20% of their common stock and all of their warrants (one time only), and piggyback registration rights on the balance of their shares. The proceeds from the private placement were used primarily to retire existing debt and to expand inventories to meet increasing demand for the Company's products.

         In May 1994, the Company offered to sell up to 300,000 shares of its restricted common stock in a private placement. Sale of the stock was restricted to non-"U.S. persons" within the meaning of Regulation S as promulgated by the United States Securities and Exchange Commission. The placement was completed in June 1994 when the Company issued 100,000 shares of restricted common stock, with net proceeds of approximately $380,000, after commissions and other expenses. Certain transfer restrictions apply to the shares.

         On April 1, 1996, the Company issued two (2) Term Notes in a private placement to two (2) institutional investors in connection with the borrowing of $1,250,000. These Term Notes accrue interest at a rate of 12% per annum and accrued interest is due and payable on September 30, 1996 and March 29, 1997. The principal amounts of the Term Notes are due not later than March 29, 1997. As additional consideration for the Term Notes, the Company issued warrants to the Lenders which totaled 250,000 warrants at an exercise price of $3.03 and 50,000 warrants at an exercise price of $3.03 to International Capital Partners, Inc. as part payment for the placement fee. For additional information on the Term Notes and associated warrants, see the section on Debt Financing under Item 6 below (Management Discussion and Analysis of Financial Condition and Results of Operations).


EMPLOYEES.

         As of May 31, 1996, the Company and its operating subsidiaries employed one hundred and twenty-four (124) people. Of these employees, three (3) are executive officers and fifty (50) employees are involved in sales functions. The accounting and administration departments employ forty-two (42) people, with twenty-nine (29) employees in the purchasing and distribution departments. No employees are represented by a labor union, nor are there any current labor relations complaints on file with any agency.

ITEM 2.  PROPERTIES.

         The Company holds leases on three (3) separate facilities and is a guarantor on a fourth lease. The Company leases 25,000 square feet of office/warehouse space in a concrete building located at 11291 Sunrise Park Drive, Rancho Cordova, California. The current lease rate for the Rancho Cordova facility is $9,270 per month, and is constant for the duration of the lease. The lease for the Rancho Cordova facility expires on November 30,

1996, however the Company has an option to renew the lease for two subsequent five-year terms. The Company's executive offices are located in the Rancho Cordova facility.

         The Company leases 19,200 square feet in an office/warehouse complex at 172 Lisle Road, Lexington, Kentucky. The current lease rate is $2,800 per month, and expires on October 31, 1998.

         The Company also leases 1,500 square feet of office space located at 3935 Eagle Creek Parkway in Indianapolis, Indiana. The current lease rate is $1,715 per month. The lease expired in September 1995, and continued on a month to month basis pending evaluation of other suitable space. On May 31, 1996, IDT entered into a three year lease for 2,000 square feet beginning July 15, 1996 in an office complex at 6021-A West 71st Street, Indianapolis, Indiana. The current lease rate is $1,783 per month, and expires on July 14, 1999. The Company is a guarantor of this lease. The Company anticipates terminating its lease at 3935 Eagle Creek Parkway, Indianapolis, Indiana.

         In addition, the Company is a guarantor of a lease obligation of its former subsidiary, Denticator International, Inc. ("DII"). This guarantee will terminate upon the sale of DII, should the sale occur. DII leases 6,400 square feet of office/warehouse space in a one-story concrete building in Rancho Cordova, California. The lease rate on this facility is $2,100 per month, and remains fixed until its expiration in May 1997.





ITEM 3.  LEGAL PROCEEDINGS.

         Oral Vision, Inc. (still owned by Dr. Oakes) filed a claim against a former consultant alleging breach of contract, misappropriation of trade secrets, and other similar causes of action. Oral Vision, Inc. sought to secure a judgment against this consultant and his affiliate companies. The Company has subsequently been advised that the Consultant, and his resulting firm, have since ceased operation. As a result, the Company, as the current owner of the Oral Vision claim, agreed to settle the litigation in March of 1996 for $22,000 in cash payable to the Company. To date, however, no payments have been received toward this settlement amount.

         Also, in 1993 Oral Vision, Inc. received a letter from a product manufacturer alleging that the Oral Vision product, which was manufactured for Oral Vision by a sub-contractor, infringed upon one or more patents held by the complaining product manufacturer. The Company is no longer marketing the camera upon which this original complaint was alleged.

         As reported earlier in the Company's Form 10-QSB for the quarter ended September 30, 1995, dated November 13, 1995 and the Company's Form 10-QSB for the quarter ended December 31, 1995, dated February 13, 1996, the Company was been served with a lawsuit (the "Wildwood litigation") which was filed on July 6, 1995, in the California Superior Court, County of Sacramento, against the Company, its transfer agent, OTR, Inc., and Mr. G. Michael Montross, a shareholder of the Company (Wildwood Limited Partnership Oversight Committee, et al, v. Bio-Dental Technologies Corporation, et al; Sacramento Superior Court No. 95A503733).

         The Wildwood litigation alleges that in 1992, G. Michael Montross pledged 200,000 shares of the Company's common stock owned by Mr. Montross to an agent for the plaintiffs, to secure debts allegedly owing by Mr. Montross to the plaintiffs. The lawsuit further alleges that Mr. Montross subsequently executed a fraudulent affidavit of loss claiming that the certificates for the 200,000 shares had been lost or destroyed. Mr. Montross thereby achieved a reissuance of such shares through the Company's transfer agent, OTR, Inc. The plaintiffs allege that Mr. Montross subsequently defaulted on his debts to the plaintiffs and that plaintiffs foreclosed on the Company's shares that their agent held as security for Mr. Montross' debts. The Wildwood litigation seeks the recovery of general and special damages from the defendants, or in the alternative, that the 200,000 shares in dispute be reissued in their names. Plaintiffs claim that they have lost security for more than $320,000 in debts owed by Mr. Montross, and have suffered damages in the amount of the highest fair market value that the 200,000 shares have obtained since October 16, 1992, estimated by the plaintiffs at $1,250,000.

         The Company has referred this matter to outside counsel with the directions that counsel vigorously defend against the claims set forth in the Wildwood litigation. The Company has filed an Answer, which denies all of the material allegations of the Wildwood litigation and asserts various affirmative defenses.

The Company and OTR have tendered the defense of this lawsuit to each other. Both tenders have been denied. The parties to this lawsuit have been unable to locate Mr. Montross and thus have been unable to serve him personally with any of the pleadings in this matter. Mr. Montross has been served with the Company's summonses and complaint by publication and a default was then entered against him.

         The Company has also filed a Cross-Complaint for Indemnity, Negligence, Fraudulent Misrepresentation, Conversion, Imposition of a Constructive Trust and Conspiracy against Mr. Montross, OTR, Inc. and the Plaintiffs. Specifically, the Company alleges that its transfer agent, OTR, was negligent for not securing a surety bond from Mr. Montross at the time Mr. Montross filed an affidavit of loss claiming the certificates for the 200,000 shares had been lost or destroyed. OTR has filed a Cross-Complaint against Mr. Montross and the Company for Implied Indemnity, Contractual Indemnity, Negligence, Fraudulent Misrepresentation, Conversion and Imposition of Constructive Trust. The Company has filed an Answer which denies all of the material allegations of the Cross-Complaint.

         The Company has tendered the defense of this lawsuit to its insurance carriers. The insurance carriers have denied coverage by claiming that one or more policy exclusions apply. While the Company disagrees with the insurance carriers' position, it does not appear likely that the insurance carriers will become involved voluntarily in this litigation.

         The Wildwood litigation was referred by the Court to non-binding arbitration. After a brief hearing, the court-appointed arbitrator rendered a decision unfavorable to the Company. In his ruling, the arbitrator found that the Company was liable to the plaintiffs for either 200,000 shares of the Company's stock or $1,250,000. The Company has now filed a request for Trial De Novo, which has the effect of vacating the arbitration award.

         Because formal discovery is at an early stage in this matter, the Company is not in a position at this time to evaluate the merits of the various claims.

         On April 5, 1996, an action was filed whereby Ryker Dental of Kentucky, Inc. dba The Supply House, and Curtis Rocca, along with Dr. Woody Oakes, Dr. Travis McFee, and Excellence in Dentistry, Inc., were alleged to have written and/or published libelous statements about a dental management consulting group, the "Practice Builder". This allegedly libelous letter was written by Mr. Rocca as a "Letter to the Editor" to the dental newsletter published by Doctors Oakes and McFee.

         This letter was written in response to the Practice Builder's introduction of a multi-level marketing program designed to sell dental supplies to dentists. Under this program, the Practice Builder made certain claims about how much money a dentist would save on his supplies, along with how much money he could make through downstream "commissions".

         Mr. Rocca and the Company continue to believe that the statements made in Mr. Rocca's letter are true, and the Company plans to defend this action vigorously. In addition, the Company has been notified that, subject to a reservation of rights, the defense of this action will be covered under the Company's general liability insurance policy.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended March 31, 1996.


                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

         The Company's common stock trades on The Nasdaq Stock Market under the symbol "BDTC". The Company's market makers are Hill-Thompson Magid & Co.;Herzog, Heine, Geduld, Inc.; Troster-Singer Corp.; Nash Weiss/Div of Shatkin Inv.; Ernst & Company,; Wedbush Morgan Securities, Inc.; Sherwood Securities Corp.; Mayer & Schweitzer, Inc.; Southwest Securities, Inc.; Sutro & Co. Inc.; Wien Securities Corp.; and Knight Securities L.P.

         The table below illustrates the stock's approximate high and low trading prices, as determined by the bid and ask price for the securities through August 1994 and by the high and low sales price from April 1994 through March 1996. The source of the following information was the NASDAQ System. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions.


                             FISCAL YEAR 1994-95         FISCAL YEAR 1995-96

                             High   Low  Dividend        High    Low   Dividend
                             ----   ---  --------        ----    ---   --------

                  Quarter 1  5.88  3.75    -0-           4.75    3.13    -0-
                  Quarter 2  5.38  3.88    -0-           4.13    2.75    -0-
                  Quarter 3  4.25  2.75    -0-           3.88    2.38    -0-
                  Quarter 4  5.38  2.88    -0-           3.50    2.25    -0-

         There were approximately 857 shareholders of record as of March 31, 1996.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

         The Year Ended March 31, 1996 -- Results of Operations. Fiscal 1996 marked the second full year of operations of both Ryker Dental of Kentucky, Inc. and Oral Vision, following the Company's acquisition of these entities effective January 1, 1994. In addition, it was the first full year of operations following the November 1, 1994 acquisition of Crown Systems, Inc.

         For fiscal 1996, the Company's net revenues rose to $33,091,216, a 5 percent increase over revenues of $31,582,277 for fiscal 1995. The growth in net revenues was attributable mainly to the ability of the Company's distribution subsidiary, "The Supply House", to increase its average volume per customer.

         Sales for The Supply House rose to $24,270,762, up 13 percent from $21,550,535 last year. The Company's other operating subsidiary, Integrated Dental Technologies ("IDT") experienced a decline in revenues from $8,366,043 in fiscal 1995 to $7,441,783 this year. This decline in revenues resulted mainly as a result of the Company's launch of the IDT "paperless" dental office. This product offering, while very popular in concept, was met with little initial demand. Previously, IDT had sold only dental practice management software systems and intra-oral cameras on a stand-alone basis. When the Company began focusing on these larger, "integrated" systems, sales of the individual components declined.

         In December 1995, the Company announced that it was discontinuing its "paperless" dental office offering, and returning to its previously-successful strategy of selling just intra-oral cameras and dental practice management software packages.

         The Company believes that these products represent the greatest market opportunity for IDT for a number of reasons. Among these are: 1) these markets are believed to be the most developed markets in the dental technology field at this time, 2) the Company believes that IDT's products are well positioned to compete in these markets, and 3) these products offer the highest gross margins and lowest service costs. As a result of this strategic change in market positioning and product focus, the Company should post significantly improved results from IDT in fiscal 1997.

         It is management's belief that the large dedication of both human and financial resources devoted to IDT during the past year also had an adverse effect on the operations of The Supply House. As a relatively small company, much of the available resources were channeled toward addressing the many challenges inherent in the IDT business strategy and operation. With IDT's simpler product offerings and market strategy designed for fiscal 1997, the Company believes that it should be able to turn more of its attention and resources to continuing to grow The Supply House.

         The Company has received three endorsements from Managed Dental Care insurance companies wherein such insurance companies are endorsing the services of The Supply House and IDT to its member dentists. Currently, these three organizations represent nearly 18,000 dentists. Under the terms of these endorsements, The Supply House is offering preferred pricing to dentists associated with these insurance companies. Through the endorsements and the attractive pricing offers, the Company hopes to rapidly expand its sales to participating dentists. Managed care sales are expected to provide slightly lower gross margins but the sales volume increase from these contracts should improve the net income of The Supply House.

         The Company has identified this niche as a growing area within dentistry, and is actively seeking out additional relationships similar to those which it has arranged thus far.

         The Company believes that The Supply House's "Guaranteed Lowest Prices" approach is ideally positioned to appeal to those dentists opting to participate in a managed care environment.

         In addition, the productivity-enhancing tools of IDT create an additional opportunity for the dentist to more easily operate his practice profitably under the lower-reimbursement policies of managed care.

         Thus, the Company believes that it is well positioned to continue to win additional contracts and endorsements as more dentists are forced to cut costs and look for more cost-effective and efficient ways to run their practice.

         Royalty revenues from Denticator International, Inc. ("DII") decreased from $1,665,699 last year to $1,408,671 this fiscal year. This reduction came mainly as a result of lower levels of profitability at DII, which had a resulting effect on royalties payable to the Company. It is believed that the lower profitability levels were due mainly to increased competition in the marketplace, an expanded marketing budget, more favorable employee benefit programs, and increased legal expenses.

         Subsequent to the end of fiscal 1996, the Company signed a letter of intent to sell its economic interest in the future royalty payments from DII to Young Innovations, Inc. of Earth City, MO ("Young"). The terms of this transaction call for the Company to receive approximately $7.5 million in cash in lieu of future royalties. In addition, any monies owing to the Company from DII at the time of the closing shall be converted to a "product credit" upon which The Supply House can draw free product at a specified rate until depleted. This product credit is expected to be approximately $1 million. The transaction with Young is part of a larger transaction whereby Young will be acquiring the assets and liabilities of DII. The transaction, expected to close in July 1996, is subject to due diligence of both parties, as well as the parties' ability to execute a mutually acceptable definitive agreement.

         Cost of products sold rose from $21,252,851 in fiscal 1995 to $23,926,770 this year. This 13 percent increase was directly attributable to increased sales volume and, to a lesser degree, a change in the Company's mix of products and services. Cost of products sold increased as a percentage of net revenues, from 67 percent in fiscal 1995 to 72 percent this year. This increase was a result of a variety of factors. Foremost among these were: 1) decreased gross margins at The Supply House, 2) the changing product mix to include lower margin items (filmless x-ray and computer hardware) at IDT, and 3) decreased royalty revenues. Additionally, $307,331 of inventory was written off as a result of the IDT restructuring program implemented during the fourth quarter. Also, a reserve of $312,026 was established in recognition of a potential degradation of inventory value of older model intra-oral camera inventory, as the Company released its newer model camera. The inventory writedown and the reserve were not included as "restructuring charges", but rather were taken against cost of products sold.

         The Company believes that newly-adopted pricing and product-mix strategies adopted during the first quarter of fiscal 1997 should enable the Company to reverse this trend toward lower gross margins.

         Selling, general and administrative costs rose from $10,653,386 in fiscal 1995, or 34 percent of revenues, to $11,829,832, or 36 percent of revenues this year. While part of this increase is directly attributable to the higher revenue level, the bulk of the increase related to the higher than expected costs of marketing, selling and supporting the various products of IDT. Particularly expensive to support were the Company's filmless x-ray and computer hardware products. Since these products are no longer part of the revised IDT product offerings for fiscal 1997, management believes that its selling, general and administrative expenses , as a percentage of sales, should decline. In addition, IDT's more focused marketing approach should further reduce sales and marketing expense, as the Company will strive to communicate a more limited, yet more direct, marketing message.

         Operating expenses for The Supply House were slightly less than expected, resulting partly from lower-than-anticipated sales, as well as effective cost-containment methods invoked by the Company.

         Additional expenses incurred this fiscal year, but not last year, were $271,631 of restructuring charges taken by the Company related to the restructuring of its IDT subsidiary. The restructuring charges are specifically outlined as follows:

         Writedown of other assets         $90,002
         Future contractual obligations     85,000
         Employee severance                 13,800
         Other                              82,829

         As mentioned earlier, management's decision to restructure its IDT operation also resulted in an inventory writedown of

$307,331 and an increase to the reserve for returned product of $250,000. In addition, a reserve of $312,026 was established in recognition of a potential degradation in value of older model intra-oral cameras and related inventory. The inventory writedown and the reserve for older cameras were charged against cost of products sold. The reserve for returned product was charged against net revenes. Total restructuring charges, inventory writedowns and the reserve increase totaled $1,140,988.

         Management decided to restructure its IDT operations largely as a result of a change in marketing focus. Beginning in late fiscal 1995, IDT endeavored to be the first Company in the United States to be able to provide a dentist with a "paperless" dental office, combining such state-of-the-art dental technologies as: 1) digital, filmless x-ray, 2) intra-oral camera, 3) computerized patient charting, 4) multi-media patient education, and 5) Windows(TM) based dental practice management software.

         It was believed that there was a growing trend toward greater automation of dental practices in the United States. However, while the Company still believes this to be true, this trend was not sufficiently developed nor large enough in scope to support the extensive marketing and support costs necessary to bring a revolutionary new product like this to market.

         IDT provided, and continues to provide, nationwide support for its customers for any software or hardware products purchased from IDT. It quickly became very expensive for IDT to provide this level of customer support to its users on a nationwide basis.

         As a result of these and other factors, in January 1996 the Company decided to initiate the restructuring of its IDT operations in order to focus on selling just intra-oral cameras and dental practice management software, as outlined above. Management believes that this restructuring will enable IDT to produce significantly more positive results as the Company focuses strictly on those products which have large established markets, offer the Company attractive profit margins, and are well positioned to compete in their respective markets.

         The restructuring was largely completed during the fourth quarter, and the few remaining aspects should be fully executed during the first quarter of fiscal 1997.

         Interest and other income decreased from $203,130 last year to $81,849 this fiscal year. The majority of the decrease was due to the termination of lease revenues from DII in March 1995, as scheduled. These lease charges were billed to DII throughout all of last fiscal year but there were no lease charges to DII in this fiscal year.

         Interest expense increased from $127,185 last year to $231,722 this fiscal year. The increase was due to the increased borrowings from the bank, both on the line of credit and on a term note.

         The Company reported a loss before taxes of ($3,563,977), compared to a pre-tax loss of ($599,437) last year. This year's after tax loss was ($2,265,977), or ($0.36)per share, compared to a net loss of ($419,437), or ($0.07) per share, in fiscal 1995.

         This loss resulted primarily from the poor financial performance of IDT, although lower gross margins within The Supply House and higher interest expense also contributed somewhat.

         The Company believes that the strategic changes outlined above should enable the Company to report significantly improved results in fiscal 1997.


         Liquidity and Capital Resources. As of March 31, 1996, the Company held total assets of $10,966,592. Of these, $8,626,608 (78%) consisted of cash, accounts receivable, inventories, deferred income taxes and other current assets. As of this same date, the Company had total liabilities of $7,165,756, all being current liabilities. The Company's current ratio at March 31, 1996 was 1.20, down from 1.65 at the end of fiscal 1995. The debt to equity ratio was 1.87, up from 1.07 at the end of fiscal 1995. These ratios, specifically debt to equity, were affected by the net loss for the year.

          Cash and cash equivalents were $612,911 for fiscal 1996 compared to $322,848 for fiscal 1995. Inventory decreased from $5,318,845 at March 31, 1995 to $3,667,161 at March 31, 1996. This decrease resulted primarily from the Company's restructure of IDT and the write down of inventory value for discontinued products and other inventory allowances in the fourth quarter of fiscal 1996.

      Accounts receivable decreased from $2,137,276 at March 31, 1995 to $1,973,943 at March 31, 1996. This decrease resulted primarily from continued focus on managing the Company's credit and collection efforts and higher credit card sales for The Supply House during fiscal 1996.

         Prepaid expenses and other current assets decreased from $471,931 for fiscal 1995 to $272,197 for fiscal 1996. The decrease in prepaids and other assets results from reduced direct mailing expenditures and marketing costs associated with seminars, trade shows and other special events for IDT.

         Deferred income taxes totaled $1,614,500 at March 31, 1996 compared to $474,500 at March 31, 1995. The $1,140,000 increase relates to the tax benefit resulting from the current year operating results. The tax benefit is expected to be recognized by the Company as a result of the sale of DII in fiscal 1997.

         Property and equipment was $717,152 at March 31, 1996 compared to $888,410 at March 31, 1995. Additions to property and equipment before current year depreciation were $172,424. Accumulated depreciation increased $306,891 during fiscal 1996.

         Assets of business transferred under contractual arrangements decreased from $490,518 at March 31, 1995 to $440,354 at March 31, 1996. The decrease resulted from principal payments made by DII on the Company's note receivable.

         Intangible assets were $1,227,862 at March 31, 1996, compared to $1,354,852 at March 31, 1995. The net decrease of $126,990 resulted primarily from the amortization of these assets during fiscal 1996. Software rights are amortized using a five year amortization in accordance with the Company's accounting policies.

         Accounts payable and accrued expenses increased from $4,303,907 at March 31, 1995 to $4,851,628 at March 31, 1996. The $547,721 increase results from accruals (approximately $272,000) related to the IDT restructuring initiated during the fourth quarter of fiscal 1996 with the remainder related to increases in vendor accounts payable.

         Notes payable at March 31, 1996 totaled $2,109,459, all classified as a current liability. Total notes payable at March 31, 1995 were $2,034,000, of which $1,311,770 was classified as a current liability. The increase in the current portion of notes payable results from a modification to the Company's bank agreements whereby the Term Note is due September 30, 1996 compared to the previous maturity date of May 1, 1998.

         Deferred revenues were $204,669 at March 31, 1996, compared to $125,035 at March 31, 1995. Deferred revenues represent prepaid customer support fees, prepaid seminar fees from customers and customer deposits or pre-payments on sales orders not yet delivered or completed. The $79,634 increase results primarily from an increase in prepaid customer support fees related to IDT's software products.

         Total stockholders' equity at March 31, 1996 was $3,830,836, which represents a decrease of $2,200,249 from March 31, 1995. Retained earnings decreased $2,265,977 during fiscal 1996 as a result of operations. Common stock and capital contributed in excess of par value increased $65,728 with the increase resulting from the issuance of additional shares related to the Crown Systems, Inc. acquisition in fiscal 1995, fiscal 1995 employee stock option contribution, and the issuance of additional shares of common stock to lecturing dentists pursuant to the acquisition agreement of Oral Vision, Inc.

         In accordance with generally accepted accounting principles, the balance sheet does not reflect the future interest and royalty income which Bio-Dental contractually receives from DII, its former manufacturing subsidiary. This royalty was a monthly minimum of $30,000 for the year ended March 31, 1994 and from April through December 1994. Effective January 1995, the monthly minimum royalty payment increased to $43,000 per month. However, actual royalty payments have continued to be higher than the minimum requirements.

         If the Company were to repeatedly have losses similar to that which it experienced in fiscal 1996, the Company could run into liquidity problems and eventually have difficulty meeting its credit obligations. The Company believes, however, that these levels of losses are unlikely to continue in fiscal 1997 and, in fact, believes that the Company will return to profitability in fiscal 1997.

         Debt Financing. In December 1992, the Company secured a $1 million line of credit from The Bank of California. In December 1993, the Company obtained an increase to this line of credit from $1 million to $1.5 million. In August 1994, the line was increased again, from $1.5 million to $3 million. In addition to the line of credit, a $1 million term note with the bank was secured in March 1995. In July 1995, the bank amended certain covenants regarding tangible net worth, total indebtedness and profitability requirements. The line expired on August 31, 1995. The bank subsequently extended the agreement through November 19, 1995. Effective October 31, 1995, the bank modified the agreement and a Second Amended and Restated Credit Agreement was executed with a February 29, 1996 expiration date.

         The Second Amended and Restated Credit Agreement changed the interest rate on both the line of credit and term loan to prime plus 1.25%, compared to the previous rate of prime plus 0.75%. Since the Company's eligible inventory and accounts receivable have never been sufficient to take full advantage of a $3 million credit line, the maximum borrowing base on the line of credit was reduced to $2.5 million, an amount more consistent with the Company's eligible asset base.

         The Second Amended and Restated Credit Agreement expired on February 29, 1996 and the Company and the bank subsequently executed a Replacement Revolving Credit Note and Modification Agreement effective March 31, 1996. The Modification Agreement amended the maximum borrowing base to $1,394,000 and the interest rate on the line of credit and term note was changed to prime plus 2.5%, compared to the previous rate of prime plus 1.25%. The line of credit and term note each expire September 30, 1996. In addition to monthly interest payments on the line of credit and term note, monthly principal payments of $27,777 are due on the term note.

         On April 1, 1996, in accordance with the terms of the Modification Agreement, the Company secured additional funding pursuant to an agreement to borrow $1,250,000 from two institutional investors (Lenders). The Term Notes accrue interest at the rate of 12% per annum and accrued interest is due and payable on September 30, 1996 and March 29, 1997.

         As additional consideration for the Term Notes, the Company issued warrants to the Lenders which totaled 250,000 warrants at an exercise price of $3.03 and 50,000 warrants at an exercise price of $3.03 to International Capital Partners, Inc. as part payment for the placement fee. Under the terms of the agreement, the Company is required to repay the outstanding principal of the Term Notes and accrued and unpaid interest before July 31, 1996 in order to avoid the issuance of additional warrant shares, but in no event will the repayment occur later than March 29, 1997. On June 7, 1996, the Company filed a Form 8-K (which is incorporated herein by this reference) describing the details of these subordinated loans.

         The Company's debt agreements with The Bank of California contain various covenants regarding working capital, net worth and total indebtedness among other items, which became effective January 1, 1996 and thereafter. Effective March 31, 1996, the Company was not in compliance with the covenant regarding the maintenance of current assets in an amount not less than $2,500,000 in excess of current liabilities. The Company's failure in the future to comply with these covenants would constitute technical defaults under its credit arrangements and the bank could theoretically exercise certain creditor rights with the Company.

         The Company has used its line of credit for working capital to finance it operations, specifically in information systems and in IDT. The term loan with the bank was used primarily to fund the retirement of existing debt associated with the acquisitions of Ryker, Oral Vision and Crown Systems. The balance outstanding on the line of credit as of March 31, 1996 was $1,394,000 and the balance on the note was $715,459. Because the subordinated Term Notes were not funded until April 1, 1996, there was no balance on these notes outstanding as of March 31, 1996.

         Effect of Inflation and Price Increases on the Company's Operations. As mentioned earlier, The Supply House experienced decreased gross margins in fiscal 1996. This was due mostly to suppliers of The Supply House's products increasing the costs of such products at a greater rate than The Supply House could raise its selling prices, due to price competition in the marketplace and the timing of its catalog release.

         The Supply House estimates that price increases for products it sells will average approximately 4 percent in fiscal 1997. The Supply House believes that new pricing strategies adopted during the first quarter of fiscal 1997 will address these anticipated cost increases and should enable The Supply House to prevent a decrease in gross margins for its non-managed care sales. Managed care sales are expected to provide slightly lower gross margins but the sales volume increase from these contracts should improve the net income of The Supply House.

         The current rate of inflation is not believed to have any material effect on the operations of the Company's IDT subsidiary.

         The Year Ended March 31, 1995 -- Results of Operations. The year ended March 31, 1995 represented the fourth full year of operations following the Company's acquisition of SDDS and the disposition of DII. In addition, fiscal 1995 included one full year of operations of both Ryker Dental of Kentucky, Inc. and Oral Vision, following the Company's acquisition of these entities effective January 1, 1994. For fiscal 1995, the Company's net revenues rose to $31,582,277, a 58% increase over revenues of $20,017,039 for fiscal 1994. The growth in revenues was attributable mainly to the acquisitions of these two entities, although revenues of previously existing distribution operations also continued to grow.

         Of the $11,600,000 increase in product sales, approximately $5,200,000 came as a result of Oral Vision (and the subsequent formation of IDT), while an additional $4,000,000 came from the acquisition of Ryker. The remaining $2.4 million of revenue growth was internally generated by The Supply House, the Company's dental products distribution subsidiary.

         While these acquisitions provided substantial revenue growth, they were not without their share of associated costs.

         The growth in revenues from operations existing prior to the acquisitions was somewhat affected by a number of start-up and non-recurring events which occurred during the year. First, the Company's acquisition of Ryker Dental Corporation in January, 1994 required a significant amount of resources be dedicated to incorporating Ryker's method of operation within that of The Supply House. In addition, the Company converted The Supply House (both California and Kentucky operations), and later Integrated Dental Technologies
(IDT), to a completely new computer system.

         The $5.2 million growth in IDT revenues was approximately $2 million less than expected for fiscal 1995. The acquisition of Oral Vision, the subsequent formation of IDT, and the significant efforts required to build the IDT business unit caused management attention to be focused more on this entity's product and organizational development rather than short-term revenue growth. In addition, the development of IDT's fully-integrated system was not completed until after year-end. The Company believes that this shift in sales focus to the integrated system, coupled with the inability of the Company to deliver this system prior to year-end, also affected revenues.

         All of these issues imposed a drain on the Company's management and staff resources, which impeded the Company's attainment of its growth goals for fiscal 1995. The Company believed that many of these issues had been resolved, which would enable management to refocus its attention on revenue and earnings growth.

         As anticipated, royalty revenues from DII were virtually unchanged from last year, indicating the stability of Denticator's position within the marketplace and the relatively mature nature of this market. Royalty revenues were $1,665,699 for 1995 compared to fiscal 1994's $1,665,664. The Company sold DII in March 1991 in exchange for a royalty arrangement.

         Cost of products sold rose from $12,703,618, or 69 percent of product sales, in fiscal 1994 to $21,252,851, or 71 percent of product sales in fiscal 1995. The reduction in gross margin percent arose largely as a result of a delay in the production of The Supply House's catalog, which forced the Company to honor last year's pricing for several additional months, even after cost increases had been imposed upon The Supply House from its suppliers. In addition, during the first nine months of fiscal 1994 the Company earned profit-sharing dollars associated with its role as the manager of Oral Vision, Inc. These dollars earned were recorded as revenues with no costs associated with them, thereby providing 100 percent gross margin on these dollars. Subsequent to the acquisition of Oral Vision in January 1994, the Company records all operational activity (revenues, cost of sales and expenses) and, as such, gross margins were naturally reduced.

         Selling, general and administrative expenses for the year totaled $10,653,386, or 34% of net revenues, as compared to $5,123,874, or 26% of net revenues, in 1994.

         The increase in expenses came primarily as a result of two factors. First, the acquisition of Ryker added the staff, facility and ongoing operations associated with that organization. Secondly, the formation, development and marketing of the new IDT business unit added a very large portion of this increased cost structure. Costs associated with IDT were both start-up and recurring in nature. Included in the start-up category are: 1) product development costs, 2) up-front marketing costs associated with securing the distribution rights for IDT's filmless x-ray system, 3) the recruiting, hiring and training of new lecturers as well as a team of product sales representatives, 4) costs associated with the Company's conversion to a more sophisticated computer system, 5) designing and implementing a new series of educational seminars, and 6) the actual acquisition of Oral Vision, Inc. and Crown Systems, Inc.

         Recurring costs associated with IDT include: 1) company marketing and promotion, 2) product marketing and sales activity, educational seminars and symposiums, 3) technical support services, and 4) general administrative support and overhead.

         Operating costs and expenses for the year totaled $32,257,659, or 102% of net revenues, as compared to $17,971,646, or 90% of net revenues, in 1994.

         Many of the above factors which served to increase the Company's expense structure had a corresponding effect on the Company's profitability.

         For the fourth quarter ended March 31, 1995, the Company lost approximately $(993,000), as compared to net earnings of $455,523 for the fourth quarter ended March 31, 1994. In the fourth quarter of fiscal 1995 the Company recorded certain adjustments, aggregating approximately $485,000, which were required to adjust recorded accounts payable to agree to the actual amounts payable. The adjustments were required because of the Company's prior failure to recognize payable obligations at the time when products had been received and were on hand, but the invoices from the product vendor had not yet been processed. The result of this increased the net loss by approximately $291,000, or $.05 per share, net of taxes.

         The Company incurred a net loss of $(419,437) in fiscal 1995, as compared to net earnings of $1,553,953 in the prior year.

         Total fiscal 1995 net loss per share was $(0.07) as compared to net income per share of $0.27 for the year prior.

         The decrease in profitability can be mainly attributed to the large start up (and to a lesser degree, the ongoing operating) expenses of Bio-Dental's new IDT subsidiary, as cited above.

         To the best of Management's knowledge, IDT was the first company in the United States to be able to provide a dentist with a complete, virtually "paperless" dental office, combining such state-of-the-art dental technologies as: 1) filmless x-ray, 2) intra-oral camera, 3) computerized charting, 4) multi-media patient education, and 5) Windows(TM)-based practice management software.

         There is a growing trend toward automation of dental practices within the United States. IDT was positioning itself to be the leader within the field of integrating these new technologies into the dental practice. The Company believed that each of the products represented in its IDT product line were, or would be, among the highest quality products available in their respective categories. System prices generally range from $4,000 for software only, to around $100,000 for a ten-user system, completely networked into every operatory within the dentist's practice.

         IDT has nationwide support capabilities for both hardware and software service such that one call to IDT should serve to resolve any user problem - whether it be hardware or software related. The Company charges an annual support fee for this service.

         With regard to The Supply House, several non-recurring expenses caused an increase in operating expenses here too. Most noteworthy of these are the costs associated with integrating Ryker Dental into the operations of The Supply House, and the computer conversions of both the California and Kentucky operations.

         To a lesser degree, the Company's investment in the redesign of its revised catalog format, featuring full-color photographs and expanded product descriptions for virtually every product, also affected the year's expenses. This new catalog design required significant one-time investments in photography, design, and copy writing. The benefits of this re-design should be realized for many years, yet the up-front development has been expensed (with some allocation carried over through June 1995, the expiration date of the first catalog).

         In addition, virtually all of the start-up and development expenses associated with IDT were similarly expensed. There are very few capitalized development expenditures (other than those associated directly with the acquisition of Oral Vision and Crown Systems) carried on the balance sheet.

         Liquidity and Capital Resources. As of March 31, 1995, the Company held total assets of $12,512,119. Of these, $9,526,185 (76%) consisted of cash, accounts receivable, inventories, and other current assets. As of this same date, the Company had total liabilities of $6,481,034, with $5,757,297 of these being current liabilities. The Company's current ratio at March 31, 1995 was 1.65, down slightly from 1.70 at the end of fiscal 1994. The debt to equity ratio was 1.07, up from 0.84 at the end of fiscal 1994. These ratios, specifically debt to equity, were affected by the net loss for the year.

           Cash and cash equivalents were $322,848 for fiscal 1995 compared to $487,174 for fiscal 1994. Inventory increased from $4,869,402 at March 31, 1994 to $5,318,845 at March 31, 1995. This increase resulted primarily from the Company's expansion of its product lines and to meet the higher level of sales from fiscal 1994 to 1995.

         Accounts receivable increased only slightly from $2,125,679 at March 31, 1994 to $2,137,276 at March 31, 1995. Considering the increase in revenues of $11,565,238 from fiscal 1994 to fiscal 1995, this slight increase in accounts receivable reflects the Company's success in managing its credit and collection efforts.

         Prepaid expenses and other current assets increased from $274,740 for fiscal 1994 to $471,931 for fiscal 1995. The majority of this $197,191 increase results from marketing and direct mailing expenditures which will benefit future periods.

         Income taxes receivable was $565,720 as of March 31, 1995 compared to $0 at March 31, 1994. The Company made estimated tax deposits based on interim earnings in early fiscal 1995 and now expects a refund of $531,000. Also included is a $34,720 overpayment on a prior year return.

         Property and equipment was $888,410 at March 31, 1995 compared to $680,922 at March 31, 1994. Additions to property and equipment before current year depreciation were approximately $470,000, with approximately $250,000 expended for Ryker Dental and the remainder for IDT. Ryker continued to expand its computer system which accounts for a majority of their capital expenditures. IDT acquired certain assets of Crown Systems, Inc. and the development of the business during the fiscal year required capital investment into computer systems, furniture and equipment and leasehold improvements. Accumulated depreciation increased $224,362 during fiscal 1995.

         Assets of business transferred under contractual arrangements decreased from $600,282 at March 31, 1994 to $490,518 at March 31, 1995. This decline results from the receipt of principal payments made by DII on the Company's note receivable.

         Intangible assets were $1,354,852 at March 31, 1995, compared to $1,123,822 at March 31, 1994. The net increase of $231,030 resulted primarily from the November 1, 1994 acquisition of certain assets and liabilities of Crown Systems, Inc. This acquisition included certain software rights totaling $275,981. Software rights are amortized using a five year amortization in accordance with the Company's accounting policies.

         Deferred income taxes increased by $180,000 in fiscal 1995. This increase relates to the tax benefit resulting from the current year operating results.

         Accounts payable and accrued expenses increased from $3,967,991 at March 31, 1994 to $4,303,907 at March 31, 1995. The $335,916 increase results from an increase of inventory
attributable to the increased sales, and breadth of product line, and accrued payroll and payroll related expenses for IDT as this business expanded during fiscal 1995.

         Notes payable at March 31, 1995 totaled $2,034,000, of which $1,311,770 was classified as a current liability. Total notes payable at March 31, 1994 were $600,679, of which the entire amount was current. The increase of $1,433,321 relates to expanded operations of IDT during fiscal 1995 and the working capital requirement to develop the business.

         Deferred revenues were $125,035 at March 31, 1995, compared to $197,466 at March 31, 1994. Deferred revenues represent prepaid seminar fees from customers and customer deposits or pre-payments on sales orders not yet delivered or completed.

         Total stockholders' equity at March 31, 1995 was $6,031,085, which represents an increase of $77,581 from March 31, 1994. Retained earnings decreased $419,437 during fiscal 1995 as a result of operations. However, common stock and capital contributed in excess of par value increased $497,018 during fiscal 1995. The majority of the increase came from a sale of the Company's restricted common stock in a private placement.

         In accordance with generally accepted accounting principles, the balance sheet does not reflect the future interest and royalty income which Bio-Dental contractually receives from DII, its former manufacturing subsidiary. This royalty was a monthly minimum of $30,000 for the year ended March 31, 1994 and from April through December 1994. Effective January 1995, the monthly minimum royalty payment increased to $43,000 per month. However, actual royalty payments continued to be higher than the minimum requirements.

         If the Company were to repeatedly have losses similar to that which it experienced in the fourth quarter of fiscal 1995, the Company could run into liquidity problems and eventually have difficulty meeting its credit obligations.

         Debt Financing. In December 1992, the Company secured a $1 million line of credit from The Bank of California. In December 1993, this line was expanded to $1.5 million and in August 1994, the line was expanded to $3 million. In addition to the line of credit, a $1 million term note with the bank was secured in March

1995. The line expires August 25, 1995 and the note is due on May 1, 1998 with monthly principal payments of $27,777 beginning June 1, 1995. The line and note bear interest at prime plus 0.75% with an option at the Company's discretion to allocate part of the line balance to a fixed rate for short periods of time. The line and note are secured by the inventories, accounts receivable and various other assets of the Company.

         The Company has used this line of credit for working capital to finance its growth, specifically in information systems and in IDT. The note was used primarily to fund the retirement of existing debt associated with the acquisitions of Ryker, Oral Vision and Crown Systems.

         The Company's debt agreements contain various covenants regarding working capital, net worth and profitability, among other items. At March 31, 1995, the Company was not in compliance with the covenants regarding profitability and debt to tangible net worth ratio, but received a waiver and modification on those covenants from The Bank of California on July 12, 1995. The Bank of California also modified the tangible net worth and working capital requirements on July 12, 1995.


         Proposed Mergers, Acquisitions or Divestitures.

         Denticator International, Inc. On May 10, 1996, the Company signed a letter of intent with Young Innovations, Inc. which contemplates Young's buy out of the Company's rights to receive royalties through March 1999 from Denticator International, Inc. (DII) for a lump sum cash payment of $7.5 million. Denticator, a former subsidiary of Bio-Dental, was sold in 1991, and since that time Bio-Dental has been receiving royalties from Denticator. The Company estimates that the $7.5 million payment approximates the net-present-value of Bio-Dental's projected future royalties, including a scheduled lump-sum payment that would have been due in April 1999.

         The letter of intent is part of a transaction in which Denticator International Inc., will be acquired by Young Innovations, Inc., located in Earth City, Missouri. The transaction is subject to due diligence and other contingencies and is scheduled to close by the end of July 1996.

         The sale of these royalty payments will significantly strengthen the Company's balance sheet. The Company anticipates that the transaction will eliminate all of its currently outstanding bank debt and notes payable, and provide the Company with additional cash.

         Zila, Inc. On May 31, 1996 The Company signed a letter of intent to merge Bio-Dental into Zila, Inc. The transaction will involve the exchange of Zila stock for all of Bio-Dental's outstanding stock. Zila's acquisition of Bio-Dental is subject to a number of conditions, including satisfactory completion of due diligence by both companies, execution of definitive agreements, the ability to account for the transaction as a pooling-of-interests, and the approval of Bio-Dental's shareholders.

        The terms of the letter of intent call for Zila to exchange between
0.75 and 0.825 shares of its stock for each of Bio-Dental's 6.4 million shares, with the actual rate to be based upon the average closing bid prices of Zila's stock during the ten (10) day "calculation period" ending on the trading date that is five trading days prior to the closing date. In no event, however, will Zila issue less than $4.95 worth of its stock for each share of Bio-Dental.

         If Zila's stock averages between $6 and $7.75 during the valuation period, then the exchange rate will be 0.825:1. If Zila's stock averages over $8.52, then the exchange rate shall be 0.75:1. If Zila's stock averages between $7.75 and $8.25 during the valuation period, then Zila will issue that fractional number of shares necessary to provide each Bio-Dental share with $6.39 worth of Zila stock. If Zila's stock averages below $6.00 during the valuation period, then Zila shall issue that number of shares necessary to provide $4.95 per share of value for each share of Bio-Dental. The table below illustrates the above information:

1. ZILA SHARE PRICE        $5.00  $ 6.00  $ 7.00  $ 7.75  $8.00  $8.25  $8.52  $9.00  $10.00  $11.00  $12.00

2. # SHARES ZILA FOR BDTC   0.99   0.825   0.825   0.825     .8   0.77   0.75   0.75    0.75    0.75    0.75

3. BDTC SHAREHOLDER GETS   $4.95  $ 4.95  $ 5.78  $ 6.39  $6.39  $6.39  $6.39   6.75  $ 7.50  $ 8.25  $ 9.00




Note
1.  If Zila share price during valuation period averages these amounts.
2.  BDTC shareholders receive these # shares of Zila for each BDTC share owned.
3.  Equates to this dollar value for each BDTC share exchanged.

         Zila, headquartered in Phoenix, Arizona, markets a rapidly growing line of non-prescription oral health care products, and is introducing what the Company believes to be the first oral cancer diagnostic, OraTest(TM). FDA approval to market OraTest in the U.S. is pending.

         OraTest is a patented, inexpensive, highly accurate diagnostic adjunct used to examine patients at high risk of oral cancer -- those 40 and over who use tobacco or drink heavily. According to Zila, clinical studies have shown OraTest to be highly sensitive for detecting squamous cell carcinoma. It is also used to delineate sites for biopsy and surgery, and has proven to be a highly effective smoking cessation counseling tool.

         The Company will become the exclusive distributor of OraTest in the U.S. when regulatory approval is granted. As the exclusive distributor of OraTest, the Company anticipates that it will have the opportunity to significantly expand its market share by cross-selling other dental supplies to new OraTest customers.

         Oral cancer is reportedly the eighth most common form of cancer in the U.S. and Europe, with approximately 30,000 new cases diagnosed each year, accounting for approximately 8,000 deaths.

         OraTest is a simple solution that the patient gargles with, causing any cancerous lesions to be stained an almost-florescent blue color so they can be easily identified.

         It is currently contemplated that management for both companies will remain in place, and the Company does not believe that any material personnel changes will occur as a result of this merger. Zila will continue to run their existing operations out of Phoenix and Bio-Dental will continue to run its operations out of its existing facilities. No definitive changes in employee benefits have been identified.

         It is anticipated that the merger will be consummated during the third quarter of the current fiscal year following Bio-Dental

Shareholder approval of the proposed merger. Until that time Bio-Dental, will continue its normal business operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company and reports of independent certified public accountants thereon are attached hereto as exhibits.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company continues to retain Grant Thornton as its independent auditors.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Name                        Office                              Since
Curtis M. Rocca III                President, Chief Executive
                                   Officer, Director                    1990
Timothy J. Purdy                   Treasurer, Director                  1991
Terry E. Bane                      Chief Financial Officer              1995
Maxine A. Holland                  Secretary                            1994
Joseph J. Battle, DDS              Director                             1991
James H. Ellis                     Director                             1991
Douglas L. Ayer                    Director                             1992
B. Mason Flemming, Jr.             Director                             1992
G. Barton Mahan                    Director                             1994

         Directors are elected annually at the annual meeting of shareholders and serve at the pleasure of the shareholders. The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Any other officers are appointed by the Chief Executive Officer and serve at his discretion.

         No current officer or director of the Company has been involved in any bankruptcy, criminal proceeding, or securities or commodities violation during the past five (5) years.

         A brief summary of each officer and director is outlined below.

Curtis M. Rocca III.

         Curtis M. Rocca III serves as the Company's President, Chief Executive Officer and Director.

         Mr. Rocca has been with the Company since March 1990 when he was hired as Chief Operating Officer.

         Prior to joining the Company, Mr. Rocca was Executive Vice President and Director of Celebrity, Inc. of Placerville, California. Celebrity, Inc. is a manufacturer and distributor of automotive aftermarket accessories. During his 5 years with Celebrity, Inc., Mr. Rocca helped build Celebrity, Inc.'s sales from $600,000 per year to revenues in excess of $6 million per year.

         This substantial growth in revenues earned Celebrity, Inc. a spot on the prestigious "Inc. 500" list of America's fastest growing private companies. In addition, the company was named to Arthur Andersen's "Fast Track 25" list of the most innovative and successful companies in Northern California.

         Prior to joining Celebrity, Inc., Mr. Rocca was employed as a marketing manager in Pacific Bell's Fast Track management program. It was here that he obtained his training in professional telemarketing. Both Celebrity, Inc. and the Company have increased sales by utilizing professional telephone sales people selling to businesses.

         Mr. Rocca holds a B.A. degree in economics from the University of California, Davis, where he graduated with honors.

         Mr. Rocca currently serves as a director of Pacific Grain Products, Inc., Woodland, California.

Timothy J. Purdy.

         Timothy J. Purdy currently serves as President of Ryker Dental of Kentucky, Inc. and as Treasurer and Director of the Company. Mr. Purdy served as the Chief Financial Officer for the Company from December 1990 through March 1995.

         Prior to joining the Company, Mr. Purdy was the controller, treasurer, and later, director of a NASDAQ listed natural resource company. From 1983 to 1986 Mr. Purdy was the chief financial officer of Sacramento Telematics, a group of four California corporations involved in the telecommunications industry.

         Prior to 1983, Mr. Purdy spent three years with the public accounting firm of Arthur Young & Co. He is a certified public accountant and graduated with honors from California State University, Sacramento, with a Bachelor of Science degree in Accounting.

Terry E. Bane.

         Terry E. Bane has served as the Company's Chief Financial Officer since April 1995.

         Prior to joining the Company, Mr. Bane was employed at Eskaton, a multi-facility health care company. He spent fourteen years with Eskaton and served as their Chief Financial Officer for the last ten years.

         Prior to joining Eskaton, Mr. Bane worked with the public accounting firm of Coopers & Lybrand. He is a certified public accountant and graduated from California State University, Sacramento, with a Bachelor of Science degree in Business (accounting concentration).

Maxine A. Holland.

         Maxine Holland joined the Company in 1991 as an Executive Assistant and in 1994 became the Company's Secretary.

         Prior to joining Bio-Dental, Mrs. Holland worked in her family's architectural graphics company. Mrs. Holland majored in Management at California State University at Sonoma.

Joseph J. Battle, DDS.

         Dr. Battle has been a full-time practicing dentist for the past twenty seven-years. Dr. Battle graduated from the University of Detroit School of Dentistry and is currently a member of The Association of Medical Surgeons, The International Association of Oral Implantologists, and the National Dental Practitioners Association. In addition, Dr. Battle is a licensed real estate broker and Chief of Dental Services for the 347 th General Hospital U.S. Army reserves serving with a rank of Colonel.

James H. Ellis.

         Mr. Ellis has been employed for seven years as Executive Director of Interim Physician/Western Physician Registry, a permanent and temporary placement service for physicians. For eight years prior to his association with Interim Physicians Mr. Ellis was a partner of Mosher & Ellis, a personal financial planning firm. Mr. Ellis is the uncle of Curtis M. Rocca III.

Douglas L. Ayer.

         Mr. Ayer has served as President of International Capital Partners, Inc. ("ICP") since July 1989. Prior to forming ICP, Mr. Ayer was Chairman and CEO of Cametrics, Inc., a precision metal fabricating company, Executive Vice President of Paine, Webber, Jackson and Curtis Inc. and a consultant with McKinsey and Co, Inc. in New York and London. Mr. Ayer currently serves as a director with Molded Container Corporation, Portland, Oregon; AmPro Corporation, Melbourne, Florida; Biopool International, Ventura, California; Age Wave, Inc., Emeryville, California; Coffee People, Inc., Portland, Oregon; DES, Inc., Santa Clara, California and Med Max, Inc., Detroit, Michigan.

B. Mason Flemming, Jr.

         Mr. Flemming is Chairman of Flemming & Lessard, Inc., a private investment banking firm with offices in San Francisco and La Jolla, California. Prior to forming Flemming & Lessard, Inc. in 1989, Mr. Flemming was Executive Vice President and Director of Robert C. Brown & Co., Inc., a financial services company. Mr. Flemming currently serves on the Board of Directors of

Specialty Foods, Inc., Tacoma, Washington, a food blender company.

G. Barton Mahan.

         G. Barton Mahan has served as Vice President, Eastern Operations, for Ryker Dental Corporation since the Company's acquisition of Ryker in January 1994.

         Prior to joining the Company, Mr. Mahan served as President of Ryker Dental Corporation, which he founded in 1986 along with four other partners. Prior to that, Mr. Mahan was sales manager for Kentucky Dental Supply Company.

         Mr. Mahan attended the University of Kentucky and currently serves as Chairman of the Lexington Chamber of Commerce Council of Smaller Enterprises, Vice Chairman of the University of Kentucky College of Dentistry Development Council and is on the Board of Directors for Fifth Third Bank of Central Kentucky and UK College of Dentistry Development Council.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Based on a review of Forms 3, 4 and 5 furnished to the Company during its most recent fiscal year, the following officers, directors or beneficial owners of more than ten (10) percent of the Company's registered securities failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

                                                 No. of Late
                                             Reports/Transactions
     Name                 Position              Form 3  Form 4
     ----                 --------              --------------
Maxine A. Holland         Secretary                      1

ITEM 10.  EXECUTIVE COMPENSATION

                                                Summary Compensation Table

                                                          Long Term Compensation
                                                         ---------------------
                                    Annual Compensation   Awards
                                   ---------------------------------------------
           (a)             (b)         (c)        (d)       (g)       (I)


                                                                     All Other
    Name and Principal  Year Ended                        Options/    Compensa-
        Position         March 31,  Salary($)   Bonus($)   SARs(#)     tion($)
- --------------------------------------------------------------------------------
Curtis M. Rocca III,        1996      132,213          0        0            0
   CEO                      1995      129,107          0        0            0
                            1994      124,200     25,000        0            0


Timothy J. Purdy,           1996       83,197          0        0            0
  Treasurer                 1995       72,974          0        0            0
                            1994       65,000      6,000        0            0

Terry E.  Bane              1996       70,000          0   40,000            0
Chief Financial Officer     1995            0          0        0            0
                            1994            0          0        0            0

G.  Barton Mahan            1996       84,158          0   10,000            0
    V.P., Ryker Dental      1995       80,000     40,000        0            0
                            1994       20,000          0        0       60,000

Dan Ramsey                  1996       81,358          0   10,000            0
   Equipment Sales Mgr.,    1995       80,000     40,000        0            0
   Ryker Dental             1994       20,000          0        0       60,000
- --------------------------------------------------------------------------------

Footnotes to Column (d):

         In the fiscal year ended March 31, 1995, as part of the acquisition of Ryker Dental, G. Barton Mahan and Dan Ramsey, the former shareholders of Ryker Dental, each received $40,000 cash as consideration for their continued employment with the Company.

Footnotes to Column (g):

         In the fiscal year ended March 31, 1996, Terry E. Bane was granted 40,000 stock options at $4.75 per share of common stock. Vesting for these options began as of March 31, 1996 and continues on a straight-line basis over three years. As of March 31, 1996, 10,000 of these options had vested for Mr. Bane.

Footnotes to Column (g):

Mr. G. Barton Mahan and Mr. Dan Ramsey have each been granted 10,000 options effective April 1, 1996. These options will vest on March 31, 1997 if the Company achieves certain specific performance benchmarks for the year ended March 31, 1997. These options will have an exercise price equal to the fair market value of the common stock on the date of grant.

Footnotes to Column (I):

         In January 1994, as part of the acquisition of Ryker Dental, G. Barton Mahan and Dan Ramsey each received $60,000 cash as consideration for entering into a non-competition agreement with the Company.

                                      Options/SAR Grants in Last Fiscal Year

                                                 Individual Grants
  ---------------------------------------------------------------------------------------------------------
          (a)                       (b)                (c)               (d)           (e)         (f)

                                                Percent of Total
                                                Options/SARs                         Market
                                Options/        Granted to                           Price on
                                SARs            Employees in        Exercise or      Date       Expiration
         Name                   Granted($)      Fiscal Year       Base Price ($/sh)  of Grant      Date
  ---------------------------------------------------------------------------------------------------------

  Curtis M. Rocca III,              0                0
     CEO

  Timothy J. Purdy, Treasurer       0                0

  Terry E.  Bane               40,000             46.5%                 $4.75          $4.13     5-10-05
     Chief Financial Officer

  G. Barton Mahan                   0                0
     V.P.,Ryker Dental

  Dan Ramsey                        0                0
     Equipment Sales Mgr.,
     Ryker Dental
  ---------------------------------------------------------------------------------------------------------

                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                           and FY-End Option/SAR Values
- -------------------------------------------------------------------------------------------------------------------
       (a)                          (b)               (c)                (d)                           (e)

                                                                                                    Value of
                                                                        Number of                   Unexercised
                                                                        Unexercised                 In-the-Money
                                                                        Options/SARs at             Options/SARs at
                                                                        FY-End(#)                   FY-End($)
                              Shares Acquired                           Exercisable/                Exercisable/
        Name                    on Exercise        Value Realized($)    Unexercisable               Unexercisable
- --------------------------------------------------------------------------------------------------------------------

Curtis M. Rocca III,                0                      0            Exercisable       208,150        $332,673
   CEO                                                                  Unexercisable           0               0

Timothy J. Purdy, Treasurer         0                      0            Exercisable        50,000        $119,500
                                                                        Unexercisable           0               0

Terry E.  Bane                      0                      0            Exercisable        10,000               0
                                                                        Unexercisable      30,000               0

G. Barton Mahan                     0                      0            Exercisable             0               0
   V.P., Ryker Dental                                                   Unexercisable      10,000               0

Dan Ramsey                          0                      0            Exercisable             0               0
  Equipment Sales Mgr.,                                                 Unexercisable      10,000               0
  Ryker Dental


- --------------------------------------------------------------------------------------------------------------------

Long Term Incentive Plans.

         The Company does not have any Long-Term Incentive Plans.

Compensation of Directors.

         Directors who are not employees of the Company will receive options to purchase 5,000 shares of the Company's common stock per year. These options will have an exercise price equal to the fair market value of the common stock at the beginning of each term as a director (usually the day of the Annual Shareholders Meeting).

Employment Contracts.

         Under an employment agreement entered into between the Company and Curtis M. Rocca III, the Company's President and Chief Executive Officer, effective April 1, 1993 for a period of two years, Mr. Rocca received an annual salary in the first year of $120,000 and an automobile allowance of $4,200. In the second year Mr. Rocca received an annual salary of $125,000 and an automobile allowance of $5,000. Additionally Mr. Rocca received a bonus in the first year ended March 31, 1994 of $25,000. As the Company did not achieve its performance benchmarks for fiscal 1995 and 1996, Mr. Rocca received no bonus for these years.

         While the term of Mr. Rocca's employment agreement expired in April 1995, Mr. Rocca continues to perform services and receive compensation in accordance with the terms of the expired employment agreement.

         The Company entered into employment agreements with Mr. G. Barton Mahan and Mr. Dan Ramsey as part of the acquisition of Ryker Dental of Kentucky, Inc. The agreements were for a three year period beginning January 1, 1994 and expire on December 31, 1996. An annual salary of $80,000, for each Mr. G. Barton Mahan and Mr. Dan Ramsey, is required under the terms of the contracts. If the Company's subsidiary "The Supply House" attains specific sales and profit goals as established by the Company's Board of Directors annually, performance-based bonuses could be earned up to $10,000 cash and the granting of options to acquire ten thousand (10,000) shares of the Company's common stock at the fair market value of such shares on the date of grant. During the term of employment, the employees shall each receive a monthly car allowance in an amount which is the greater of $350 per month or the employee's expenses of operating a car during based on the $.25 per mile for each mile actually driven for business purposes. During the term of the agreements, the employees are also entitled to all other benefits the Company provides to all other employees of the Company.

         No other employees, officers or directors have employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         (a) The following persons hold actual and/or beneficial ownership of greater than 5% of the Company's common stock, $.01 par value.

                                                              Amount and Nature
Title of          Name and Address                            of Beneficial                 Percent
Class             of Beneficial Owner                         Ownership(1)                  of Class
- -----             -------------------                         ------------                  --------




Common            Zesiger Capital Group LLC                   1,367,017 (2)                  20.17%
 .01               320 Park Avenue
                  New York, NY 10022

Common            Curtis M.  Rocca, III                         396,600 (3)                   5.85%
 .01              President, Chief
                  Executive Officer,
                  Director

         (b)      Shares held by Management and Directors.

                                                              Amount of
Title of          Name and Title                              Beneficial                         Percent
Class             of Beneficial Owner                         Ownership(1)                       of Class
- -----             -------------------                         ------------                       --------

Common            Curtis M. Rocca III,                        396,600 shares(3)                  5.85%
 .01 par             President, Chief
                    Executive Officer
                    Director

Common            G. Barton Mahan,                            110,000 shares                     1.62%
 .01 par             Director

Common            Timothy J. Purdy,                            52,750 shares(4)                  0.78%
 .01 par             Treasurer, Director

Common            Joseph J. Battle,                            51,247 shares(5)                  0.76%
 .01 par             Director

Common            B. Mason Flemming,Jr.,                       36,000 shares(6)                  0.53%
 .01 par             Director

Common            James H. Ellis,                              21,911 shares(7)                  0.32%
 .01 par             Director

Common            Maxine Holland,                              10,125 shares(8)                  0.15%
 .01 par             Secretary

Common            Douglas L. Ayer,                             15,000 shares(9)                  0.22%
 .01 par             Director

Common            Terry E. Bane,                               10,000 shares(10)                 0.15%
 .01 par             Chief Financial Officer

Common            All directors and officers                  703,633 shares                     10.38%
 .01 par             as group (9 persons)

Notes.

(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, subject to community property laws where applicable.

(2) All 1,367,017 shares are held on behalf of individuals pursuant to an understanding whereby Zesiger Capital Group LLC has sole voting power over the shares, with the various individuals retaining sole investment power. Because the individual beneficial owners for whom Zesiger Capital Group LLC holds the shares have acted individually, and not under an agreement to act as a group, in the acquisition and disposition of the shares, the individuals appear not to be members of a "group," pursuant to Rules 13d-3 and 13-5 promulgated under the Securities Exchange Act of 1934, as amended, for purposes of reporting the beneficial ownership of those shares.

(3) Includes 188,450 shares owned of record by such person individually; options to purchase 170,000 shares which have vested pursuant to the Company's Stock Option Plan; options to purchase 38,150 shares pursuant to the Employment Agreement by and between the Company and Mr. Rocca.

(4) Includes 2,750 shares owned of record by such person individually; and options to purchase 50,000 shares which have vested pursuant to the Company's Stock Option Plan.

(5) Includes 30,000 shares owned of record by such person individually; and options to purchase 21,247 shares which have vested pursuant to the Company's Stock Option Plan.

(6) Includes 21,000 shares owned of record by such person individually; and options to purchase 15,000 shares which have vested pursuant to the Company's Stock Option Plan.

(7) Includes 2,500 shares owned of record by such person individually; and options to purchase 19,411 shares which have vested pursuant to the Company's Stock Option Plan.

(8) Includes options to purchase 10,125 shares which have vested pursuant to the Company's Stock Option Plan.

(9) Includes options to purchase 15,000 shares which have vested pursuant to the Company's Stock Option Plan.

(10) Includes options to purchase 10,000 shares which have vested pursuant to the Company's stock option plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has not been a party to any transaction, occurring during the past two years, requiring disclosure pursuant to Item 404 of Regulation SB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Except as otherwise indicated, all exhibits listed below have previously been filed with, and are incorporated by this reference into this Item 13 of Form 10-KSB from, the Company's Form S-1 Registration Statement and Exhibits thereto under file No. 33-47617, as filed with the SEC on May 1, 1992, the Company's Amendment No. 1 to Form S-1 Registration Statement and Exhibits thereto under file No. 33-47617, as filed with the SEC on June 26, 1992, the Company's Form 10-KSB and exhibits thereto for the year ended March 31, 1993, as filed with the SEC on June 28, 1993, the Company's Form 10-KSB and exhibits thereto for the year ended March 31, 1994, as filed with the SEC on July 12, 1994, the Company's Form 10-QSB and exhibits thereto for the quarter ended December 31, 1994, as filed with the SEC on February 20, 1995, the Company's Form 8-K and exhibits thereto dated January 3, 1994, as filed with the SEC on January 13, 1994, the Company's Form 10-KSB and exhibits thereto for the year ended March 31, 1995, as filed with the SEC on July 12, 1995, the Company's Form 10-QSB and exhibits thereto for the quarter ended December 31, 1995, as filed with the SEC on February 13, 1996 and the Company's Form 8-K and exhibits thereto dated March 29, 1996, as filed with the SEC on June 7, 1996. Exhibits marked with an asterisk (*) are attached to this Form 10-KSB as exhibits.

2.1               Agreement for Purchase and Sale of Corporate Stock dated March
                  31, 1991 between the Registrant and Jose Mendoza regarding the sale of Denticator International, Inc. including all Clarifications and Exhibits thereto.

2.2 Plan and Agreement of Reorganization, dated March 4, 1991, by and among the Registrant and the former shareholders of San
                  Diego Dental Supply, Inc. regarding the purchase of San Diego
                  Dental Supply, Inc.

3.1               The Registrant's Articles of Incorporation as amended.

3.2               The Registrant's merger documents adopting the Colorado
                  Corporation's Articles of

                  Incorporation as the surviving Articles subsequent to the merger of the Registrant into a California Corporation of the same name.

3.3               The Registrant's bylaws, as amended.

4.1               Certificate of Determination of Rights, Privileges and
                  Preferences of Security holders of the Registrant's Series A
                  Participating Convertible Preferred Stock.

4.2               Copy of Registrant's Series A Redeemable Common Stock Purchase
                  Warrant.

4.3               Draft of Ladenburg, Thalmann Common Stock Purchase Warrant.

10.1 Investment Banking Agreement, by and between the Registrant and Ladenburg, Thalmann and Co., Inc., dated October 1, 1991.

10.2              Accord and Satisfaction and Settlement Agreement, dated March
                  31, 1991, between the Registrant and Mr. and Mrs. R. D.
                  Eversole.

10.3 Letter Agreement, by and between the Registrant and Josephberg, Grosz and Co., Inc., dated January 6, 1992.

10.4              Employment Agreement, by and between the Company and Curtis M.
                  Rocca III, dated March 20, 1991.

10.5 Exclusive Licensing Agreement, dated March 31, 1991, by and between the Registrant and Denticator International, Inc.

10.6              Agreement by and between the Registrant and Silverman, Heller
                  Associates, dated February 26, 1992, wherein the Registrant engages Silverman, Heller Associates to perform certain corporate and financial communications on behalf of the Company.

10.7              Agreement by and between the Registrant and Riviera Finance
                  Corporation, dated March 20, 1991, relating to the Company's
                  $700,000 line of credit, including letter extending limit from $500,000 to $700,000.

10.8              Facility Lease Agreement, dated March 15, 1988, by and between
                  Syndex Laboratories and D. Benvenuti, Jr. (assumed by the
                  Registrant) relating to the real property at 11277 Sunrise
                  Park Drive, Rancho Cordova, California 95742.

10.9 Facility Sublease Agreement, dated November 15, 1991, by and between the Registrant and Oak & Brass Furniture, Inc., relating to the real property at 7550 Miramar Road, San Diego, California 92126.

10.10             Facility Lease, by and between Denticator International, Inc.
                  and D. Benvenuti, Jr., dated February 23, 1991, which lease is currently guaranteed by the Registrant.

10.11 The Registrant's Employee Stock Ownership Plan, as adopted by the board on April 1, 1990.

10.12 Stock Purchase Agreement, dated August 31, 1992, by and among the Company, ICP and the investors listed on Exhibit A of the Stock Purchase Agreement (attached as Exhibit 6.1 to the
                  Company's Form 10-Q, filed with the SEC on November 14, 1992, and incorporated herein by this reference).

10.13 Facility Lease Agreement, dated October 28, 1992, by and between the Registrant and D. Benvenuti Company, Inc./Joseph
                  Wolf, relating to the real property at 11291 Sunrise Park
                  Drive, Rancho Cordova, California 95742.

10.14 Amendment to Facility Lease Agreement, dated May 5, 1993, by and between the Registrant and D. Benvenuti Company, Inc./Joseph Wolf, relating to the real property at 11291
                  Sunrise Park Drive, Rancho Cordova, California 95742.

10.15             Marketing Agreement, dated August 24, 1992, by and between The
                  Supply House, the Registrant's subsidiary, and Oral-Vision,
                  Inc., relating to the sale of Oral-Vision Intra-Oral Camera
                  Systems.

10.16             Credit Agreement, dated December 16, 1992, by and between the
                  Registrant and The Bank of California, relating to a $1,000,000 line of credit established for the Registrant at The Bank of California

10.17 Letter of Intent, dated April 5, 1993, by and between the Registrant and Ryker Dental of Kentucky, Inc., relating to the Registrant's intent to issue shares of its common stock as part of a plan to merge the operations of its subsidiary, The
                  Supply House, with Ryker Dental of Kentucky, Inc.

10.18             Plan and Agreement of Merger and Exhibits thereto dated
                  November 29, 1993 by and among Ryker Dental of Kentucky, Inc., doing business as Ryker Dental Corporation, a Kentucky corporation, G. Barton Mahan and Danny D. Ramsey, the only shareholders of Ryker Dental, Bio-Dental Technologies
                  Corporation, a California corporation, and San Diego Dental
                  Supply, Inc., a California corporation and wholly-owned subsidiary of Bio-Dental Technologies Corporation.

10.19             Employment Agreement, by and between the Company and Curtis M.
                  Rocca, III, dated April 1, 1993.

10.20             Credit Agreement, dated January 26, 1994, by and between the
                  Registrant and The Bank of California, relating to a $1,500,000 line of credit established for the Registrant at The Bank of California

10.21 Extension and Modification of Exclusive License Agreement, dated April 1, 1994, by and between the Registrant and Denticator International, Inc., a California corporation.

10.22             Plan and Agreement of Reorganization with Exhibits and
                  Schedules thereto, dated June 24, 1994, by and among Oral
                  Vision, Inc., Dr. William Oakes, Bio-Dental Technologies
                  Corporation, and Integrated Dental

                  Technologies, Inc. for the purchase of all assets and certain liabilities of Oral Vision, Inc.

10.23             Plan and Agreement of Reorganization with Exhibits and
                  Scheduled thereto, dated November 1, 1994, by and among Crown
                  Systems, Inc., Joel E. Kozikowski, Christopher J. Bell, Brian
                  A. Smith, Bio-Dental Technologies Corporation and Integrated
                  Dental Technologies, Inc., for the purchase of all assets and certain liabilities of Crown Systems, Inc.

10.24 Amended and Restated Credit Agreement, dated August 25, 1994, and Amendments thereto, dated January 9, 1995 and March 31,
                  1995, by and among the Registrant, Ryker Dental of Kentucky, Inc., Integrated Dental Technologies Inc., and the Bank of
                  California, relating to a $3,000,000 line of credit established for the Registrant at the Bank of California.

10.25 C/D Rate Option Agreement, Eurodollar Rate Option Agreement, and Base Rate Option Agreement, all dated October 14, 1994, by and between the Registrant and the Bank of California, relating to short-term, fixed-rate alternatives for the $3,000,000 line of credit established for the Registrant at the Bank of California.

10.26             Commercial Loan Note, dated March 31, 1995, by and between the
                  Registrant and the Bank of California relating to a $1,000,000 note payable from the Registrant to the Bank of California.

10.27             Amendment to Exclusive License Agreement dated January 1,
                  1995, by and between the Registrant and Denticator
                  International, Inc., wherein the Registrant and Denticator
                  International, Inc. agreed to amend their Exclusive License
                  Agreement dated April 1, 1991.

10.28             Second Amended and Restated Credit Agreement dated October 31,
                  1995, and Addendums thereto, dated October 26, 1995, by and among the Registrant, Ryker Dental of Kentucky, Inc.,
                  Integrated Dental Technologies, Inc., and The Bank of
                  California, relating to a $2,500,000 line of credit established for the Registrant at the Bank of California.

10.29 Commercial Loan Note, dated October 31, 1995, as defined in the Second Amended and Restated Credit Agreement dated October
                  31, 1995 by and between the Registrant and the Bank of California relating to a $854,344 note payable from Registrant to the Bank of California.

10.30 C/D Eurodollar Rate Option Agreement, dated October 26, 1995, by and between Registrant and the Bank of California, relating to short-term, fixed-rate alternatives for the $2,500,000 line of credit established for the Registrant at the Bank of California.

10.31*            Modification Agreement dated March 31, 1996 by and among the
                  Registrant, Integrated Dental Technologies, Inc. and Ryker
                  Dental of Kentucky, Inc. and The Bank of California, relating to a $1,394,000 Revolving Credit Note and a $715,459 Term Note payable from Registrant to The Bank of California.

10.32* Replacement Revolving Credit Note dated March 31, 1996 by and among the Registrant and The Bank of California, relating to the $1,394,000 Revolving Credit Note.

10.33*            Subordination Agreement dated March 29, 1996 by and among the
                  Registrant, State of Oregon ZCG/PERS and City of Stamford
                  Fireman's Pension Fund and The Bank of California.

10.34* Letter of Intent dated January 19, 1996 by and among the Registrant, Denticator International, Inc., and Jose L.
                  Mendoza, relating to an agreement to enter formal negotiations to form an agreement for the sale of Denticator International, Inc.

10.35* Letter of Understanding dated May 10, 1996 by and among the Registrant, Young Innovations, Inc., Denticator International,
                  Inc., relating to the intention of Young Innovations, Inc. to purchase certain assets and liabilities of Denticator
                  International, Inc.

10.36* Letter of Intent dated May 24, 1996 by and among the Registrant and Zila, Inc. relating to a proposed merger between the Registrant and Zila, Inc. wherein Zila, Inc. will be the surviving entity.

10.37             Note and Warrant Purchase Agreement among the Registrant, the
                  State of Oregon ZCG/PERS ("Oregon") and the City of Stamford
                  Fireman's Pension Fund ("Stamford") dated March 29, 1996, and all related material thereto, relating to $1,250,000 Notes
                  Payable from the Registrant to Oregon and Stamford and the issuance of common stock purchase warrants to Oregon and Stamford.

11.1*             Statement Regarding Computation of Earnings Per Share.

16.1              Letter regarding change in certifying accountant.

21.1              List of Subsidiaries.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BIO-DENTAL TECHNOLOGIES
                                                     CORPORATION, a California
                                                     Corporation

Date:  June , 1996.                         By /s/Curtis M. Rocca, III
                                               ---------------------------------
                                                         Curtis M. Rocca III,
                                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  June , 1996.                   /s/Curtis M. Rocca, III,
                                      -----------------------------------------
                                               CURTIS M. ROCCA III,
                                               President, Chief Executive
                                               Officer and Director
                                               (principal executive officer)

Date:  June , 1996.                   /s/Timothy J. Purdy,
                                      -----------------------------------------
                                               TIMOTHY J. PURDY, Treasurer
                                               and Director

Date:  June , 1996.                   /s/Terry E. Bane
                                      ------------------------------------------
                                               TERRY E. BANE, Chief Financial
                                               Officer (principal financial
                                               officer and principal accounting
                                               officer)

Date:  June, 1996.                    /s/Douglas L. Ayer
                                      ------------------------------------------
                                               Douglas L. Ayer, Director

Date:  June , 1996.                   /s/Joseph J. Battle, DDS
                                      ------------------------------------------
                                               Joseph J. Battle, DDS, Director

Date:  June , 1996.                   /s/James H. Ellis
                                      ------------------------------------------
                                               James H. Ellis, Director

Date:  June , 1996.                   /s/B.  Mason Flemming, Jr.
                                      ------------------------------------------
                                               B. Mason Flemming, Jr., Director

Date:  June , 1996.                   /s/G. Barton Mahan
                                      ------------------------------------------
                                               G. Barton Mahan, Director

                                  EXHIBIT INDEX

                                                                             Sequential
                                                                                 Page
 Exhibit Number                           Exhibit                               Number
10.31                     Modification Agreement dated March 31,
                           1996 by and among the Registrant,
                           Integrated Dental Technologies, Inc.
                           and Ryker Dental of Kentucky, Inc.  and
                           The Bank of California, relating to a
                           $1,394,000 Revolving Credit Note and a
                           $715,459 Term Note payable from
                           Registrant to The Bank of California.

10.32                     Replacement Revolving Credit Note dated
                           March 31, 1996 by and among the
                           Registrant and The Bank of California,
                           relating to the $1,394,000 Revolving
                           Credit Note.

10.33                     Subordination Agreement dated March 29,
                           1996 by and among the Registrant, State
                           of Oregon ZCG/PERS and City of Stamford
                           Fireman's Pension Fund and The Bank of
                           California.

10.34                     Letter of Intent dated January 19, 1996
                           by and among the Registrant, Denticator
                           International, Inc., and Jose L.
                           Mendoza, relating to an agreement to
                           enter formal negotiations to form an
                           agreement for the sale of Denticator
                           International, Inc.

10.35                     Letter of Understanding dated May 10,
                           1996 by and among the Registrant, Young
                           Innovations, Inc., Denticator
                           International, Inc., relating to the
                           intention of Young Innovations, Inc. to purchase certain assets and liabilities of Denticator International, Inc.

10.36                     Letter of Intent dated May 24, 1996 by
                           and among the Registrant and Zila, Inc.
                           relating to a proposed merger between


                           the Registrant and Zila, Inc.  wherein
                           Zila, Inc.  will be the surviving
                           entity.

11.1                      Statement Regarding Computation of
                           Earnings Per Share.

27.1                      Financial Data Schedule


                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       BIO-DENTAL TECHNOLOGIES CORPORATION
                                AND SUBSIDIARIES

                                 March 31, 1996

                                 C O N T E N T S

                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET                                         F-4

     CONSOLIDATED STATEMENTS OF OPERATIONS                              F-5

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                     F-6

     CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Dental Technologies Corporation and Subsidiaries as of March 31, 1996 and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.



Sacramento, California
June 14, 1996

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1996

                                     ASSETS


Current assets
   Cash and cash equivalents                                     $   612,911
   Accounts receivable, net (notes C and I)                        1,973,943
   Other receivables                                                 425,896
   Merchandise inventories (notes D and I)                         3,667,161
   Prepaid expenses and other current assets                         272,197
   Current maturities of assets of business transferred
      under contractual arrangements (note K)                         60,000
   Deferred income taxes (note H)                                  1,614,500
                                                                 -----------
         Total current assets                                      8,626,608

Property and equipment, net (note E and I)                           717,152

Other assets
   Assets of business transferred under contractual
      arrangements (note K)                                          380,354
   Intangible assets, net (note F)                                 1,227,862
   Other assets                                                       44,616
                                                                 -----------
         Total other assets                                        1,652,832
                                                                 -----------
                                                                 $10,996,592
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses (note G)                $ 4,851,628
   Notes payable (note I)                                          2,109,459
   Deferred revenue                                                  204,669
                                                                 -----------
         Total current liabilities                                 7,165,756

Commitments and contingencies (notes J and S)                           --

Stockholders' equity
   Preferred stock, $.01 par value; authorized
      1,000,000 shares; none issued and outstanding                     --
   Common stock, $.01 par value; authorized 50,000,000
      shares; 6,427,134 issued and outstanding                        64,271
   Capital contributed in excess of par value                      3,711,979
   Retained earnings                                                  54,586
                                                                 -----------
         Total stockholders' equity                                3,830,836
                                                                 -----------
                                                                 $10,996,592
                                                                 ===========


         The accompanying notes are an integral part of this statement.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,

                                                        1996             1995
                                                   -----------      ------------

Revenue from product sales                         $31,682,545      $29,916,578
Royalty revenue                                      1,408,671        1,665,699
                                                   -----------      -----------

      Net revenues                                  33,091,216       31,582,277

Operating costs and expenses
   Cost of products sold                            23,926,770       21,252,851
   Selling, general, and administrative             11,829,832       10,653,386
   Restructuring (note P)                              271,631             --
   Depreciation and amortization                       477,087          351,422
                                                   -----------      -----------

                                                    36,505,320       32,257,659
                                                   -----------      -----------
Operating loss                                      (3,414,104)        (675,382)
Interest and other income                               81,849          203,130
Interest expense                                      (231,722)        (127,185)
                                                   -----------      -----------

      Loss before provision for income taxes        (3,563,977)        (599,437)

Income tax benefit (note H)                         (1,298,000)        (180,000)
                                                   -----------      -----------

      Net loss                                     $(2,265,977)     $  (419,437)
                                                   ===========      ===========


      Net loss per common share                    $     (0.36)     $     (0.07)
                                                   ===========      ===========

Weighted average common shares
   outstanding (note B)                              6,285,471        6,118,295
                                                   ===========      ===========



        The accompanying notes are an integral part of these statements.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended March 31, 1996 and 1995


                                                                     COMMON           PAID-IN          RETAINED
                                                      SHARES          STOCK           CAPITAL          EARNINGS            TOTAL
                                                      ------          -----           -------          --------            -----
Balances, March 31, 1994                            5,922,291      $    59,223      $ 3,154,281       $ 2,740,000       $ 5,953,504

Issuance of shares to ESOP                              7,619               76           11,067              --              11,143
Exercise of warrants (cashless)                        96,333              963             (963)             --                --
Private placement, net of costs                       100,000            1,000          394,804              --             395,804
Issuance of shares to lecturers                         8,571               86           19,413              --              19,499
Purchase of Crown Systems, Inc.                        36,191              362           70,210              --              70,572
Net loss                                                 --               --               --            (419,437)         (419,437)
                                                  -----------      -----------      -----------       -----------       -----------
Balances, March 31, 1995                            6,171,005           61,710        3,648,812         2,320,563         6,031,085

Issuance of shares to ESOP                              8,000               80           18,120              --              18,200
Exercise of stock options                               5,000               50            6,850              --               6,900
Issuance of shares per agreement (cashless)           220,390            2,204           (2,204)             --                --
Issuance of shares to lecturers                        11,429              114           18,458              --              18,572
Purchase of Crown Systems, Inc.                        11,310              113           21,943              --              22,056
Net loss                                                 --               --               --          (2,265,977)       (2,265,977)
                                                  -----------      -----------      -----------       -----------       -----------
Balances, March 31, 1996                            6,427,134      $    64,271      $ 3,711,979       $    54,586       $ 3,830,836
                                                  ===========      ===========      ===========       ===========       ===========



         The accompanying notes are an integral part of this statement.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended March 31,

                                                                   1996              1995
                                                              -----------        -----------
Cash flows from operating activities:
   Net loss                                                   $(2,265,977)       $  (419,437)
   Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                            477,087            351,422
         Compensation paid in stock                                18,572             30,642
         Changes in operating assets and liabilities:
           Accounts receivable                                    163,333             10,920
           Other receivables                                      (13,631)           (47,610)
           Inventories                                          1,651,684           (449,443)
           Prepaid expenses and other current assets              199,734           (197,191)
           Deferred income taxes                               (1,298,000)          (180,000)
           Other assets                                            35,227              3,652
           Accounts payable and accrued expenses                  565,921            168,092
           Deferred revenue                                        79,634            (72,431)
           Income taxes receivable (payable)                      723,720           (718,741)
                                                              -----------        -----------

              Net cash provided by (used in)
                 operating activities                             337,304         (1,520,125)
                                                              -----------        -----------

Cash flows from investing activities:
   Additions to equipment                                        (172,424)          (471,721)
   Increase in intangible assets                                     --              (67,554)
   Collection of note receivable                                   50,164            109,764
   Proceeds from sale of equipment                                 10,752               --
                                                              -----------        -----------

              Net cash used in investing activities              (111,508)          (429,511)
                                                              -----------        -----------

Cash flows from financing activities:
   Net draws on line of credit                                    360,000            433,321
   Proceeds from bank loan                                           --            1,000,000
   Payments on bank loan                                         (284,541)              --
   Payments on leases payable and long-term debt                  (18,092)           (43,815)
   Exercise of stock options                                        6,900               --
   Sale of common stock                                              --              395,804
                                                              -----------        -----------

              Net cash provided by financing activities            64,267          1,785,310
                                                              -----------        -----------

Net increase (decrease) in cash                                   290,063           (164,326)

Cash and cash equivalents, beginning of year                      322,848            487,174
                                                              -----------        -----------

Cash and cash equivalents, end of year                        $   612,911        $   322,848
                                                              ===========        ===========




                                (Continued)

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                              Year ended March 31,

                                                          1996           1995
                                                        --------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the year for:
         Interest                                       $232,000       $127,185
         Income taxes                                      2,400        691,000


SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING AND INVESTING ACTIVITIES:
      Noncash aspects of acquisitions:
         Fair value of assets acquired other than
           cash and cash equivalents                    $   --         $273,399
         Liabilities assumed                                --          202,827
         Stock issued - Crown                               --           70,572




        The accompanying notes are an integral part of these statements.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1995



NOTE A - ORGANIZATION AND NATURE OF BUSINESS

   Bio-Dental Technologies Corporation (the Company) was incorporated April 5, 1988. The Company is a dental products marketing organization which sells professional dental products nationally through the operations of two wholly-owned subsidiaries. Ryker Dental of Kentucky, Inc., (Ryker) markets consumable dental merchandise and supplies and equipment via telemarketing and catalog sales under the trade name "The Supply House." The Company's other subsidiary, Integrated Dental Technologies, Inc., (IDT) markets high-technology dental products such as intra-oral cameras and practice software to dentists.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   1. Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   2. Use of estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   3. Cash and cash equivalents

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   4. Inventories

   All Company inventories are valued at the lower of cost or market. The Company utilizes a method which approximates first in - first out to determine cost.

   5. Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets ranging from two to ten years. Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is shorter.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   6. Intangible assets

   Intangible assets consist of goodwill, software rights, organizational costs, and covenants not to compete. All intangible assets are amortized on a straight line basis. Organizational costs and goodwill are being amortized over 20-40 years and covenants are amortized over the term of the agreement. Software rights are being amortized over five years. On an ongoing basis, management reviews the valuation and amortization of intangible assets. As part of this review, the Company estimates the value and future benefits of the cash flows generated by the related subsidiaries to determine whether impairment has occurred.

   7. Income taxes

   The Company utilizes an asset and liability approach in accounting for income taxes. This approach requires the recognition of the deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

   8. Loss per share

   Loss per share is based upon the weighted average number of common shares outstanding.

   9. Financial instruments

   The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, assets of business transferred under contractual arrangements, and notes payable approximated fair value as of March 31, 1996 because of the relatively short maturity of these instruments.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   10. Stock-based compensation

   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. That opinion requires that compensation cost related to fixed stock option plans be recognized only to the extent that the fair value of the shares at the grant date exceeds the exercise price. Accordingly, the Company recognizes no compensation expense for its stock option grants.

   11. Future effect of recently issued accounting pronouncement

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the assets. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of, to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year end. The Company has made no assessment of the potential impact of adopting SFAS 121 at this time.


NOTE C - ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following at March 31, 1996:


   Trade receivables                                         $2,112,487
   Less allowance for doubtful accounts                         138,544
                                                             ----------

         Accounts receivable, net                            $1,973,943
                                                             ==========

   Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. The Company provides credit, in the normal course of business, to dentists. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. IDT sales are generally transacted on a pre-approved, lease, credit card, or prepaid basis, thereby minimizing credit risk.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE D - INVENTORY

   Ryker inventory includes consumable dental products and supplies as well as dental equipment. IDT inventory includes intra-oral cameras, their components, filmless x-rays and computer hardware. Due to a restructuring (note P), the Company will no longer sell the filmless x-ray or computer hardware. As a result of this restructuring, a writedown of approximately $300,000 has been made to the related inventory. An unrelated writedown of approximately $300,000 has been made for potentially obsolete intra-oral cameras. The writedown was due to the introduction of a new intra-oral camera.

   Inventory balances as of March 31, 1996 are as follows:


      Ryker                                               $2,770,574
      IDT                                                    896,587
                                                          ----------
                                                          $3,667,161
                                                          ==========


NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following at March 31, 1996:


      Office furniture and equipment                      $1,398,161
      Molds and dies                                         590,900
      Leasehold improvements                                  90,145
      Production and warehouse equipment                      89,336
                                                          ----------
                                                           2,168,542

      Less accumulated depreciation and amortization       1,451,390
                                                          ----------
                                                          $  717,152
                                                          ==========


NOTE F - INTANGIBLE ASSETS

   Intangible assets consist of the following at March 31, 1996:


      Goodwill                                            $  969,637
      Software rights                                        287,985
      Organizational costs                                   113,626
      Covenants not to compete                               120,000
                                                          ----------
                                                           1,491,248
      Less accumulated amortization                          263,386
                                                          ----------
                                                          $1,227,862
                                                          ==========

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following at March 31, 1996:


      Trade accounts payable                                  $3,532,987
      Accrued expenses                                         1,318,641
                                                              ----------
           Total                                              $4,851,628
                                                              ==========



NOTE H - INCOME TAXES

   The consolidated income tax benefit consists of the following:

                                                1996             1995
                                           -----------        ---------
     Current:
        Federal                            $        --        $       --
        State                                       --                --
                                           -----------        ----------
                                                    --                --
                                           -----------        ----------
     Deferred:
        Federal                             (1,088,000)         (124,200)
        State                                 (210,000)          (55,800)
                                           -----------        ----------
                                            (1,298,000)         (180,000)
                                           -----------        ----------

                                           $(1,298,000)       $ (180,000)
                                           ===========        ==========



     The reconciliation of the federal statutory rate to the effective tax rate is as follows:


                                                             1996       1995
                                                            ------     ------
     Federal statutory rate                                 (34.0)%    (34.0)%
     Adjustments:
        State income taxes, net of federal benefit           (6.0)      (6.0)
        Non-deductible meal, entertainment and
          other expenses                                      6.0       10.0
        Other                                                (3.0)         -
                                                            ------     ------

     Effective tax rate                                     (37.0)%    (30.0)%
                                                            ======     ======

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                            March 31, 1996 and 1995



NOTE H - INCOME TAXES - CONTINUED

   The components of the Company's deferred tax assets and liabilities at March 31, 1996 are shown below:


      Current deferred tax assets:
         Accrued vacation                                        $   28,000
         Allowance for doubtful accounts                             70,000
         Product warranty allowance                                 114,000
         Allowance for obsolete or discontinued inventory           404,000
         Net operating loss carryforwards                         1,006,500
                                                                 ----------
                                                                  1,622,500

      Non-current deferred tax liability:
         Federal depreciation                                        (8,000)
                                                                 ----------
      Net deferred tax asset                                     $1,614,500
                                                                 ==========



   At March 31, 1996, the Company had federal net operating loss carryforwards of approximately $2,700,000 and state net operating loss carryforwards of approximately $1,300,000. Approximately $300,000 of the net operating loss carryforward is subject to a yearly maximum carryforward of $86,000. The remaining balance is not subject to limitation. These carryforwards will begin to expire in 2005, if not previously utilized.

NOTE I - BANK LOANS

   At March 31, 1996, the Company had available a line of credit and a term note with a bank. The line of credit and the note are collateralized by inventory, accounts receivable and equipment of the Company.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE I - BANK LOANS - CONTINUED

   Interest is payable monthly at the rates specified below. The line of credit expires, and the note is due, on September 30, 1996.


      Line of credit, variable rate of prime plus 2.5 percent
         (10.75% as of March 31, 1996)                            $ 1,394,000

      Note, variable rate of prime plus 2.5 percent
         (10.75% as of March 31, 1996)                                715,459
                                                                  -----------
                                                                  $ 2,109,459
                                                                  ===========


   Certain financial covenants with which the Company was not in compliance as of March 31, 1996 were waived by the Bank until April 1, 1996. The bank has the right to make all principal and interest on the loans immediately due and payable as the result of noncompliance with the covenants. The Company's future ability to comply with such covenants is uncertain. However, the Company expects that the sale of Denticator International, Inc. (note K) will result in compliance with the covenants.


NOTE J - OPERATING LEASE OBLIGATIONS

   The Company leases its offices, warehouse facilities and certain equipment, under operating leases which expire through 2000. Future minimum lease payments under these noncancellable leases are as follows:


         Year ending March 31,

                   1997                                     $ 135,727
                   1998                                        49,507
                   1999                                        23,242
                   2000                                         1,214
                   2001                                             -
                                                             --------
                                                            $ 209,690
                                                            =========


   Rental expense for the years ended March 31, 1996 and 1995 totaled $152,338 and $170,936, respectively.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE K - ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS (NOTE
         RECEIVABLE)

   In March 1991, the Company incorporated a wholly owned subsidiary, Denticator International, Inc. (DII) and transferred the Company's manufacturing operations into DII in exchange for the issuance of a $600,282 note to the Company with monthly principal payments of $10,005 plus interest at 150% of the Company's cost of funds from April 1, 1994 through March 31, 1999. Interest only payments were made from March 1991 through March 31, 1994. Effective with the date of incorporation, the Company entered into a licensing agreement with DII for the manufacture and sale of certain dental products owned by the Company. Under this agreement, DII will pay the Company a monthly royalty equal to the greater of $30,000 or 17% of net sales of DII. In addition, the agreement provides for further royalties to be paid to the Company if DII achieves certain levels of profitability.

   On March 31, 1991, the Company sold all of the outstanding capital stock of DII to DII's former operations manager. The sales agreement incorporated the licensing agreement described above.

   Effective April 1, 1994, the licensing agreement was amended. The terms included herein reflect all amendments. In March 1999, DII has the option to purchase the rights under this licensing agreement. The purchase price is equal to the greater of 1.5 times average annual sales of DII during the period covered by the amended agreement (April 1, 1994 - March 31, 1999) or six times the average pre-tax income of DII after certain adjustments. The purchase price will be reduced by 50% of the additional royalties paid by DII between April 1, 1994 and March 31, 1999.

   During the year ended March 31, 1995, the Company earned royalties under the DII licensing agreement totaling $1,665,699, which is included in royalty revenue, and interest on the note payable totaling $69,418, which is included in interest and other income. DII paid the Company $58,652 in lease payments for equipment leased by DII from the Company. Effective January 1995, DII increased the minimum monthly royalty to the Company to $43,000 per month in exchange for the Company waiving the provision in the agreement whereby the Company could purchase products made by DII at specified prices. At March 31, 1995, DII owed $312,263 in royalties and interest to the Company. The Company purchased products from DII amounting to $142,480 during the fiscal year and owed DII $1,004 at March 31, 1995.

   During the year ended March 31, 1996, the Company earned royalties under the DII licensing agreement totaling $1,408,671, which is included in royalty revenue, and interest on the note payable totaling $72,178, which is included in interest and other income. At March 31, 1996 DII owed the Company $424,690 in royalties and interest. The Company purchased products from DII amounting to $364,899 during the fiscal year and owed DII $2,741 at March 31, 1996.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE K - ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS (NOTE
         RECEIVABLE) - CONTINUED

   The Company continues to guarantee DII's lease for its office and warehouse space due to the fact that DII was a wholly-owned subsidiary of the Company at the time this contract was originated, and the lessor is unwilling to release the guarantee.

   On May 10, 1996 the Company signed a letter of intent to sell the DII licensing agreement to Young Innovations, Inc. (Young) for approximately $7.5 million in cash. Young will also issue to the Company a credit against future purchases in the amount equal to all accrued royalties and notes payable by DII to the Company as payment for such items. As of the closing date, the Company will cancel 50,000 Company stock options that are currently held by DII. The transaction is subject to due diligence, and the obtaining of bank financing by Young.

NOTE L - STOCK OPTION PLAN

   The Company provided the following common stock options under their stock plan to employees and directors:

                                             Number of        Option
                                              shares           price
                                             ---------     ------------
Shares under option at March 31, 1994        567,808       $ .10 - 5.06
Granted                                      184,000        3.25 - 5.00
Exercised                                         --                 --
                                             -------
Shares under option at March 31, 1995        751,808         .10 - 5.06
Granted                                       66,000        2.63 - 4.75
Exercised                                     (5,000)              1.38
Forfeitures                                  (46,667)       3.88 - 5.06
                                             -------
Outstanding at March 31, 1996                766,141         .10 - 5.06
                                             -------

Exercisable at March 31, 1996                423,516       $ .10 - 5.06



   All directors who are not employees of the Company are to receive options to purchase 5,000 shares of common stock per year. These options are to have an exercise price equal to the fair market value of the common stock at the beginning of each term as a director (usually the day of the annual shareholders meeting).

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE L - STOCK OPTION PLAN - CONTINUED

   As determined by the Board of Directors, certain options vest immediately while other options have a vesting period that ranges from one to five years. Options that have a vesting period greater than one year vest on a straight-line basis during each year. Option expiration dates range from September 25, 1997 through August 16, 2006. Currently 1,000,000 stock options are authorized to be issued.

NOTE M - BENEFIT PLAN

   The Company adopted an Employee Stock Ownership Plan (ESOP) during the fiscal year ended March 31, 1991. The benefits allocated to each participant are in direct proportion to that person's annual compensation. All employees who meet the following criteria are eligible for benefits: (1) must be 18 years of age or older; (2) must have worked at least 1,000 hours in the given plan (fiscal) year; and (3) must be employed on the last day of the plan year. All participants become fully vested after 5 years of continuous employment with the Company.

   Once vested, a person may receive benefits under the plan:

         A) No later than 6 years from the date of termination of employment with the Company; or

         B)   Upon reaching the age of 60.

NOTE N - ACQUISITION OF CROWN SYSTEMS ASSETS AND LIABILITIES

   On November 14, 1994, the Company signed an agreement and purchased the assets and certain liabilities of Crown Systems, Inc. (Crown), effective November 1, 1994. In connection with this purchase, the Company issued 36,191 shares of its previously unissued restricted common stock to Crown. The assets acquired consisted mainly of accounts receivable and dental practice management software rights. As part of the transaction, the Company retired approximately $205,000 of assumed liabilities. On October 25, 1995, the Company issued an additional 11,310 shares of restricted common stock to the previous owners of Crown due to a change in the calculated purchase price.

   The transaction was accounted for as a purchase. The depreciable assets acquired are being depreciated over their remaining useful lives on a straight line basis, in accordance with the Company's accounting policies. The software rights which were acquired are being amortized over a period of five years. The assets and liabilities are held in Integrated Dental Technologies, Inc., a wholly-owned subsidiary of the Company.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



NOTE N - ACQUISITION OF CROWN SYSTEMS ASSETS AND LIABILITIES - CONTINUED

   Crown develops and markets dental practice management software systems and will continue to develop additional software for IDT. As part of the transaction, the principals of Crown entered into one year employment agreements and three year non-compete agreements with IDT.

 NOTE O - WARRANTS TO PURCHASE RESTRICTED COMMON STOCK

   In connection with certain capital financing activities during the years ended March 31, 1991 and 1992, the Company issued 350,000 stock purchase warrants at $2.25 to $3.11 per share. As a result of a cashless exercise of 200,000 warrants, 96,333 shares were issued at $3.11 on April 20, 1994. The remaining warrants expire in August 1997, unless sooner exercised.

   Options to purchase 50,000 shares of the Company's restricted common stock were issued to DII in connection with the amendments to the licensing agreement, as described in note K. These options expire on the earlier of March 31, 2004, or upon closing of the DII sale described in note K.

 NOTE P - RESTRUCTURING

   During the quarter ending March 31, 1996, the Company recorded a charge of $271,631 for the restructuring of IDT. As a result of the restructuring, IDT no longer sells computer hardware or filmless x-ray systems. Costs included in the restructuring charge include contract costs and other costs. These costs involve the use of estimates as described in note B. The Company expects that the liabilities associated with such costs will be paid or settled within the next fiscal year.

   As a result of management's decision to restructure its operations, approximately $300,000 of inventory was written off to cost of products sold and management reserved approximately $250,000 for sales returns related to these discontinued items. Total restructuring charges, inventory writedowns, and return reserves amount to approximately $822,000.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



 NOTE Q - ADDITIONAL FINANCING

   On March 29, 1996, the Company signed term notes in the aggregate principal amount of $1,250,000. As additional consideration for the term notes, the Company issued 250,000 warrants to purchase the common stock of the Company at an initial exercise price of $3.03 per share. In conjunction with the transaction, the Company paid to a third-party, a placement fee of $100,000 and issued warrants to purchase 50,000 shares of the Company's stock at an initial exercise price of $3.03 per share. The transaction was completed on April 1, 1996, when the purchasers of the notes transferred cash to the Company.

   The notes bear interest at a rate of 12%. Accrued interest is due on September 30, 1996 and March 31, 1997. Thereafter, interest is due on a quarterly basis. Principal is due on the earliest of (i) March 29, 1997, or
   (ii) the disposition of either or both of (A) the Company's Supply House division or (B) the Company's royalty rights from Denticator, or (iii) a disposition of the Company.

   An additional 27,778 warrants to purchase Company stock at an initial exercise price of $3.03 per share will be issued to the purchasers of the notes on a monthly basis beginning July 31, 1996, for each month in which the principal and accrued interest on the term notes is not repaid in full. The purchase price and number of shares purchasable upon exercise of warrants may be adjusted upon the occurrence of certain events. The maximum number of warrants issued to the purchasers of the notes is 500,000. The warrants expire on the earlier of (i) March 29, 2001, or (ii) the closing of a consolidation or merger of the Company with or into another corporation or a sale of all or substantially all of the assets of the Company.

 NOTE R - PROPOSED MERGER

   On May 31, 1996, the Company signed a letter of intent to merge into Zila, Inc. (Zila), a marketer of non-prescription oral healthcare products. Zila will exchange no less than 0.75 and no more than 0.825 shares of its common stock for each share of the Company's common stock, with the final rate to be based upon the price at which Zila's stock trades during the "calculation period" preceding the close of the transaction. The transaction is subject to the completion of due diligence by both parties, execution of a definitive agreement, the ability to account for the transaction as a pooling-of-interests, and Company shareholder approval.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                             March 31, 1996 and 1995



 NOTE S - CONTINGENT LIABILITY

   In July 1995, the Company was named as a defendant, along with the Company's transfer agent and a shareholder of the Company (Shareholder), in a lawsuit. The lawsuit alleges that the Company wrongfully failed to register 200,000 Company shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

   The Company denies all of the material allegations of the lawsuit against it and asserts various affirmative defenses. The Company will vigorously defend against the claims set forth in the lawsuit. Nonetheless, there is a reasonable possibility that the Company will sustain a loss in this matter, estimated in a range from $320,000 to $1,250,000, or the re-issuance of 200,000 shares of the Company's common stock. However, because of the inherent uncertainties associated with litigation and other factors, no accrual for a loss contingency has been made in the financial statements for the year ended March 31, 1996.