Form 10-Q
period 1996-06-30
BIO DENTAL TECHNOLOGIES CORP
filed 1996-08-14
CIK 858752

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1996


              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-19293

                       BIO-DENTAL TECHNOLOGIES CORPORATION
        (Exact name of small business issuer as specified in its charter)

                            California                                          84-1104386
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer ID No.)

                  11291 Sunrise Park, Rancho Cordova, CA 95742
                    (Address of principal executive offices)

                                 (916) 638-8020
                   (Issuer's telephone number, incl area code)


              (Former name, former address and former fiscal year)
                          If changed since last report

         Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares outstanding of issuer's common stock: 6,427,134 shares as of July 31, 1996.

         Number of shares outstanding of issuer's preferred stock: None as of July 31, 1996.

================================================================================

        This Form 10-Q, including exhibits, consists of __________pages.
                    Exhibit Index appears on page__________.

PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following financial statements are attached hereto:

     - Consolidated balance sheet as of June 30, 1996 and March 31, 1996

     - Consolidated statements of operations for the three months ended June 30, 1996 and 1995

     - Consolidated statements of cash flows for the three months ended June 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarter Ended June 30, 1996

         For the quarter ended June 30, 1996, the Company produced net revenues of $8,446,401, which compared to revenues of $8,420,383 for the quarter ended June 30, 1995. Royalty revenues from Denticator International, Inc. ("DII"), the Company's former manufacturing subsidiary, decreased from $440,175 in the same quarter of last year to $378,842 for the quarter ended June 30, 1996. This reduction came mainly as a result of lower levels of profitability at DII, which had a resulting effect on royalties payable to the Company. It is believed that the lower profitability levels were due mainly to increased competition in the marketplace, an expanded marketing budget, more favorable employee benefit programs, and increased legal expenses.

         On July 22, 1996, the Company disposed of its rights to resolve future royalty payments from DII. The Company received approximately $7.5 million in cash in lieu of future royalties. In addition, any monies owing to the Company from DII at the time of the closing were converted to a "product credit" upon which The Supply House and other Company affiliates can draw free product at a specified rate until depleted. This product credit is expected to be approximately $960,000. As part of the transaction, Young Innovations, Inc. acquired substantially all of the assets and certain liabilities of DII.

         Total product sales increased approximately 1.1 percent for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995. Revenues of the Company's Ryker Dental of Kentucky, Inc. subsidiary ("Ryker"), which markets consumable dental merchandise and supplies via catalog sales and telemarketing under the trade name The Supply House ("TSH"), increased 8.8 percent over the same quarter in 1995. Revenues of the Company's other subsidiary, Integrated Dental Technologies, Inc. ("IDT"), which markets high technology dental products to dentists, decreased 25 percent over the same quarter in 1995.

         The increase in revenues for TSH resulted partly from price increases which went into effect upon the release in late April 1996 of TSH's newest catalog. The Company continues to pursue arrangements with managed dental care insurance companies wherein such insurance companies will endorse the services of TSH and IDT to their member dentists. Under the terms of these arrangements, TSH and IDT are offering preferred pricing to dentists associated with these insurance companies. Through the endorsements and the attractive pricing offers, the Company hopes to expand its sales to participating dentists. Managed care sales are expected to provide slightly lower gross margins but the sales volume increase from these contracts should improve the net income of The Supply House.

         The decline in IDT revenues resulted mainly from IDT's restructured operations whereby the product offering of a virtually "paperless" dental office was discontinued during the quarter ended March 31, 1996. In December 1995, the Company announced that it was discontinuing its "paperless" dental office offering and returning to its previously-successful strategy of selling only intra-oral cameras and dental practice management software packages. As a result of those decisions, fewer products were available for sale during the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

         Despite the significant reduction in revenues, IDT was able to produce improved bottom-line performance through improved operating margins and lower costs. While it is too early to determine the long-term success of the IDT restructuring, the results of this first quarter of fiscal 1997 reflect a significant improvement over prior quarters of fiscal 1996.

         The Company believes that the intra-oral cameras and dental practice management software packages represent the greatest market opportunity for IDT for a number of reasons. Among these are: 1) these markets are believed to be the most developed markets in the dental technology field at this time, 2) the Company believes that IDT's products are well positioned to compete in these markets, and 3) these products offer the highest gross margins and lowest service costs compared to the discontinued products IDT no longer markets.

         The Company's cost of products sold decreased from 73 percent of net revenues for the quarter ended June 30, 1995 to 67 percent for the quarter ended June 30, 1996. Cost of products sold for TSH decreased primarily as a result of price increases implemented during the quarter ended June 30, 1996. Product mix changes within IDT have also reduced its cost of products sold as a percentage of sales. Increased software sales, which have a higher margin than hardware items, were a major factor in the reduction in IDT's cost of goods sold.

         Selling, general and administrative expenses for the quarter totaled $2,526,051 or 29.9 percent of net revenues, as compared to $2,623,687 or 31.2 percent of net revenues, in the same quarter last year.

         The decrease in selling, general and administrative expenses can be attributed mainly to reduced seminar expenses and other marketing expenses which are used to market IDT products. TSH selling, general and administrative expenses for the quarter ended June 30, 1996, were also slightly lower than the same quarter last year.

         Depreciation and amortization costs totaled $104,496 for the three months ended June 30,

         1996 compared to $96,723 for the three months ended June 30, 1995. The increase results primarily from a full three months' depreciation of capital assets acquired since June 30, 1995.

         Operating costs and expenses for the quarter totaled $8,285,806, or
         98.1 percent of net revenues, as compared to $8,870,003, or 105.3 percent of net revenues, in the same quarter last year. As a result, the Company's first quarter operating income totaled $160,595, as compared to an operating loss of $(449,620) for the first quarter of fiscal 1996.

         Interest expense increased from $69,267 for the quarter ended June 30, 1995 to $150,932 for the quarter ended June 30, 1996. The increase is due primarily to increased borrowings resulting from the Term Notes pursuant to an agreement to borrow $1,250,000 from two institutional investors ("Lenders"). The Company received the proceeds from the Term Notes on April 1, 1996. Amortization of issuance costs and note discounts (associated with warrants issued to the Lenders) totaled $53,750 during the quarter ended June 30, 1996 and are included in interest expense. The Term Notes had a 12 percent interest rate and were paid off in July 1986.

         The operating income of $160,595, plus interest expense, interest and other income and provision for income taxes combined for a net earnings of $29,412 for the quarter ended June 30, 1996. For the same quarter in 1995, the operating loss of $(449,620), plus interest expense, interest and other income and provision for income taxes, combined for a net loss of $(479,441). The increase in profitability is due mainly to the factors discussed above. Total net earnings per share for the quarter ended June 30, 1996 was $0.00, as compared to $(0.07) loss per share for the same quarter a year ago.


Liquidity and Capital Resources

         As of June 30, 1996, the Company held total assets of $12,397,202. Of these, $10,069,796 (81.2%) consisted of cash, accounts receivable, inventories, and other current assets. As of this same date, the Company had total liabilities of $8,401,954, all being current liabilities. The Company's current ratio was 1.20 at June 30, 1996, compared to 1.20 at March 31, 1996. The debt to equity ratio was 2.11 at June 30, 1996, compared to 1.87 at March 31, 1996.

         Cash and cash equivalents were $1,054,784 at June 30, 1996 compared to $612,911 at March 31, 1996. The increase in cash and cash equivalents resulted primarily from loan proceeds received from the Term Notes pursuant to the agreement to borrow $1,250,000 from the Lenders. The proceeds of these Term Notes were used for working capital purposes. The accounts receivable increased slightly from $1,973,943 at March 31, 1996 to $2,139,589 at June 30, 1996. Other receivables increased from $485,486 at March 31, 1996 to $751,220 at June 30, 1996. This
         increase resulted from slower payments from DII on royalty amounts owed to the Company, pending the sale of future royalties to DII.

         Inventory increased from $3,667,161 at March 31, 1996 to $4,225,873 at June 30, 1996. The increase in inventory during the first quarter ended June 30, 1996 was necessary to maintain the Company's historically high order fulfillment rate to TSH customers. Inventory levels had declined during the fourth quarter ended March 31, 1996 due to certain inventory write downs associated with the IDT restructuring and the Company's low working capital position.

         Accounts payable and accrued expenses increased from $4,851,628 at March 31, 1996 to $5,130,369 at June 30, 1996. Of the $278,741
         increase, approximately $95,000 resulted from an increase in customer rebates which accrue during the year and are payable at the end of January, 1997. The remaining increase is mostly attributed to the buildup of inventory to maintain our high order fulfillment rate.

         Deferred revenues were $167,907 at June 30, 1996, compared to $204,669 at March 31, 1996. Deferred revenues represent customer support fees for software support, prepaid seminar fees from customers and customer deposits or pre-payments on sales orders not yet delivered or completed. The reduction is mainly attributed to delivery of products and services for which the Company had previously held deposits or prepayments.

         At June 30, 1996 total borrowings from the Bank of California and the capital Lenders were $3,094,878, compared to $2,109,459 at March 31, 1996. During the quarter, the Company increased its total borrowings as a result of funding from the Term Notes from Lenders pursuant to the agreement to borrow $1,250,000. The Term Notes were funded on April 1, 1996 and have a 12 percent interest rate. The Company believes the additional funds were necessary to continue the product and market development for a restructured IDT and to meet operating requirements.

         Capital contributed in excess of par increased $135,000 during the quarter ended June 30, 1996. The increase results from recording the note discount on the Term Notes. As discussed more fully in "Debt Financing," the note discount represents the approximate value of the warrants which were issued in conjunction with the Term Notes.

         No other material capital expenditures have been committed to during the last quarter which have not either been paid for or otherwise disclosed herein.

Debt Financing

         In August 1994, the Company obtained an increase in its line of credit from the Bank of California ("Bank") increasing the line from $1.5 million to $3.0 million. In addition to the line of credit, a $1 million term loan with the Bank was secured in March 1995.

         Since the Company's eligible inventory and accounts receivable had never been sufficient to take full advantage of the $3 million credit line, the maximum borrowing base on the line of credit was reduced to $2.5 million as of October 31, 1995, an amount more consistent with the Company's eligible asset base.

         The Company's debt agreements with the Bank contain various covenants regarding working capital, net worth and total indebtedness, among other items, which became effective January 1, 1996 and thereafter. At June 30, 1996 and March 31, 1996, the Company was not in compliance with the covenant regarding the maintenance of current assets in an amount not less than $2,500,000 in excess of current liabilities. The Company's failure to comply with these covenants constituted technical defaults under its credit arrangements and the Bank could have theoretically exercised certain creditor rights with the Company. As described below, all the Bank debt was repaid on July 22, 1996.

         As noted earlier, on April 1, 1996, the Company secured additional funding pursuant to an agreement to borrow $1,250,000 from two institutional investors (the "Lenders"). The Term Notes which evidenced the borrowing, accrued interest at the rate of 12% per annum and accrued interest was due and payable on September 30, 1996 and March 29, 1997. As described below, these Term Notes were repaid on July 22, 1996.

         As additional consideration for the Term Notes, the Company issued to the Lenders warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $3.03 and warrants to purchase an additional 50,000 shares of common stock at an exercise price of $3.03 to International Capital Partners, Inc. as part payment of a loan placement fee. Under the terms of the agreement, the Company was required to repay the outstanding principal of the Term Notes and accrued and unpaid interest before July 31, 1996, in order to avoid the issuance of additional warrants, but in no event was the repayment to occur later than March 29, 1997. The Term Notes were repaid in full on July 22, 1996. The value of the warrants has been recorded as a note discount and the note discount is being amortized as additional interest expense over the life of the loan. Additionally, issuance costs related to the Term Notes are being amortized over the life of the loan. On June 7, 1996, the Company filed a Current Report on Form 8-K (which is incorporated herein by this reference) describing the details of these subordinated loans.

         The Company used its line of credit for working capital to finance it operations, specifically in information systems and in IDT. The term loan with the bank was used primarily to fund the retirement of existing debt associated with the acquisition of Ryker. The balance outstanding on the line of credit as of June 30, 1996 and March 31, 1996 was $1,394,000 and the balance on the term loan as of June 30, 1996 and March 31, 1996 was $632,128 and $715,459, respectively.
         Because the subordinated Term Notes were not funded until April 1, 1996, there was no balance on these notes outstanding as of March 31, 1996.

         On July 22, 1996, the Company transferred and conveyed to Denticator International, Inc. all of its future royalty rights and interests in patents, trademarks, trade names and other assets related to the Denticator International, Inc operation for a lump sum payment of $7.5 million. Approximately $1.3 million of the proceeds received as a result of this transaction were used to prepay all the outstanding principal and accrued and unpaid interest on the Term Notes owed by the Company to the Lenders. Approximately $2 million of the proceeds were used to prepay all of the outstanding principal and accrued and unpaid interest on the line of credit, and the term loan, owed by the Company to The Bank of California.

Effect of Inflation and Price Increases on the Company's Operation

         The Supply House estimates that price increases for products it sells will average approximately 4 percent in fiscal 1997. The Supply House believes that new pricing strategies adopted during the first quarter of fiscal 1997 will address these anticipated cost increases and should enable The Supply House to prevent a decrease in gross margins for its non-managed care sales. Managed care sales are expected to provide slightly lower gross margins but the sales volume increased from these contracts should improve the net income of The Supply House.

         The current rate of inflation is not believed to have any material effect on the operations of the Company's IDT subsidiary.

Proposed Mergers, Acquisitions or Divestitures

         Denticator International, Inc. On May 10, 1996, the Company signed a letter of intent with Young Innovations, Inc. ("Young") which contemplated that Young would buy out the Company's rights to receive royalties through March 1999 from Denticator International, Inc. ("DII") for a lump sum cash payment of $7.5 million. DII, a former subsidiary of Bio-Dental, was sold in 1991, and since that time Bio-Dental has been receiving royalties from DII. The Company estimates that the $7.5 million payment approximates the net-present-value of the Company's projected future royalties, including a scheduled lump-sum payment that would have been due in April 1999.

         On July 22, 1996, the Company transferred and conveyed to Denticator all of its future royalty rights and interests in patents, trademarks, trade names and other assets related to the Denticator operation for a lump sum payment of $7.5 million. At the same time, Young purchased substantially all of the assets and assumed certain liabilities of DII. Additionally, approximately $960,000 owed to the Company by Denticator at the time of closing for accrued royalties, notes payable and accrued interest was converted to a "product credit" upon which the Company and its affiliates can draw free product from Young and its affiliates at a specified rate until depleted, estimated at approximately two years.


         Zila, Inc. On August 8, 1996, the Company signed a Merger Agreement with Zila, Inc. ("Zila"). The execution of the Merger Agreement was pursuant to a letter of intent the Company signed on May 31, 1996 to merge the Company into Zila. The transaction will involve the exchange of Zila stock for all of the Company's outstanding stock. Zila's acquisition of the Company is subject to a number of conditions, including the ability to account for the transaction as a pooling-of-interests, and the approval of the Company's shareholders. A Form S-4 Registration Statement (including Zila's prospectus and the Company's proxy statement) to the transaction is expected to be filed shortly with Securities and Exchange Commission.

         The terms of the Merger Agreement call for Zila to exchange between
         0.75 and 0.825 shares of its stock for each of the Company's approximately 6.4 million outstanding shares, with the actual rate to be based upon the average closing bid prices of Zila's stock during the ten (10)-day "calculation period" ending on the trading day that is five trading days prior to the closing date of the merger. In no event, however, will Zila issue less than $4.95 worth of its stock for each share of the Company's stock, as determined during the "calculation" period.

         If Zila's stock averages between $6 and $7.75 during the calculation period, then the exchange rate will be 0.825:1. If Zila's stock averages over $8.52, then the exchange rate shall be 0.75:1. If Zila's stock averages between $7.75 and $8.25 during the calculation period, then Zila will issue that fractional number of shares necessary to provide each Company share with $6.39 worth of Zila stock. If Zila's stock averages below $6.00 during the calculation period, then Zila shall issue that number of shares necessary to provide $4.95 per share of value for each Company share . The table below illustrates the above information:


1. Zila Share Price        $5.00   $6.00  $7.00  $7.75  $8.00   $8.25  $8.52  $9.00  $10.00  $11.00  $12.00

2. # shares Zila for BDTC   0.99   0.825  0.825  0.825     .8    0.77   0.75   0.75    0.75    0.75    0.75

3. BDTC Shareholder gets   $4.95   $4.95  $5.78  $6.39  $6.39   $6.39  $6.39   6.75   $7.50   $8.25   $9.00

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

         OraTest is a patented, inexpensive, highly accurate diagnostic adjunct presently used in Canada, England and Australia to examine patients at high risk of oral cancer -- those 40 and over who use tobacco or drink heavily. According to Zila, clinical studies have shown OraTest to be highly sensitive for detecting squamous cell carcinoma. It is also used to delineate sites for biopsy and surgery, and is believed to be an effective smoking cessation counseling tool.

         The Company will become the exclusive distributor of OraTest in the U.S. when regulatory approval is granted. As the exclusive distributor of OraTest, the Company anticipates that it will have the opportunity to expand its market share by cross-selling other dental supplies to new OraTest customers.

         Oral cancer is reportedly the eighth most common form of cancer in the U.S. and Europe, with approximately 30,000 new cases diagnosed each year, accounting for approximately 8,000 deaths.

         OraTest is a simple solution that the patient gargles with, causing any cancerous lesions to be stained an almost-florescent blue color so they can be easily identified.

         It is currently contemplated that management for both companies will remain in place, and the Company does not believe that any material personnel changes will occur as a result of this merger. Zila will continue to run their existing operations out of Phoenix and the Company will continue to run its operations out of its existing facilities.

         It is anticipated that the merger will be consummated during the third quarter of the current fiscal year, subject to approval of the proposed merger by the Company's shareholders and certain other conditions.

Forward Looking Statements

         The material set forth in this Form 10-Q and its accompanying exhibits includes forward-looking statements and references to anticipated future events and developments that are based on management's beliefs and expectations. There is no assurance that such statements and references will prove to be correct. Such statements and references are set forth herein in reliance upon numerous assumptions that may or may not prove to be accurate or correct. The major assumptions upon which these forward-looking statements and references are based include the following: (1) the consummation of the merger transaction between the Company and Zila; (2) the successful restructuring of the operations of the Company's IDT operating subsidiary and the redirection of IDT's marketing focus away from hardware-based comprehensive computer solutions and towards the sale of practice management software systems and intra-oral cameras; (3) the growing market demand for IDT's technology products; (4) the improvements of operating margins on products sold by the Company's dental products distribution unit, The Supply House; (5) the continued growth in sales and market share of The Supply House; (6) the success of The Supply House in obtaining additional contracts with managed dental care insurance companies and in increasing its sales as a result of such contracts; (7) the obtaining of FDA approval of Zila, Inc.'s oral cancer diagnostic product, OraTest; (8) the successful realization of the anticipated market benefits of combining the market appeal of the OraTest product with the strength of the Company's existing product distribution network; (9) the adequacy of available debt and equity capital to fund inventories, receivables, product introduction and marketing; (10) the Company's ability to settle the Wildwood litigation (discussed below) on terms favorable to the Company; and (11) the retention of key management personnel following consummation of the Company's merger with Zila.

PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         In 1994 the Company purchased the assets and assumed certain liabilities of Oral Vision, Inc. Oral Vision, Inc. filed a claim against a former consultant alleging breach of contract, misappropriation of trade secrets, and other similar causes of action. Oral Vision, Inc. sought to secure a judgment against this consultant and his affiliate companies. The Company has subsequently been advised that the Consultant, and his resulting firm, have since ceased operation. As a result, the Company, as the current owner of the Oral Vision claim, agreed to settle the litigation in March of 1996 for $22,000 in cash payable to the Company. To date, however, no payments have been received toward this settlement amount.

         Also, in 1993 Oral Vision, Inc. received a letter from a product manufacturer alleging that the Oral Vision product, which was manufactured for Oral Vision by a sub-contractor, infringed upon one or more patents held by the complaining product manufacturer. The Company is no longer marketing the camera upon which this original complaint was alleged.

         As reported earlier in the Company's Form 10-QSB for the quarter ended September 30, 1995, dated November 13, 1995, the Company's Form 10-QSB for the quarter ended December 31, 1995, dated February 13, 1996, and the Company's 10-KSB for the year ended March 31, 1996, dated June 28, 1996, the Company was served with a lawsuit (the "Wildwood litigation") which was filed on July 6, 1995, in the California Superior Court, County of Sacramento, against the Company, its transfer agent, OTR, Inc., and Mr. G. Michael Montross, a shareholder of the Company (Wildwood Limited Partnership Oversight Committee, et al, v. Bio-Dental Technologies Corporation, et al; Sacramento Superior Court No. 95A503733).

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

         The Wildwood litigation was referred by the Court to non-binding arbitration. After a brief hearing, the court-appointed arbitrator on June 6, 1996 rendered a decision unfavorable to the Company. In his ruling, the arbitrator found that the Company was liable to the plaintiffs for either 200,000 shares of the Company's stock or $1,250,000. The Company has now filed a request for Trial De Novo, which has the effect of vacating the arbitration award.

         Because formal discovery is at an early stage in this matter, the Company is not in a position at this time to evaluate the merits of the various claims.

         On April 5, 1996, an action was filed whereby Ryker Dental of Kentucky, Inc. d.b.a. The Supply House, and Curtis Rocca, along with Dr. Woody Oakes, Dr. Travis McFee, and Excellence in Dentistry, Inc., were alleged to have written and/or published libelous statements about a dental management consulting group, the "Practice Builder". This allegedly libelous letter was written by Mr. Rocca as a "Letter to the Editor" to the dental newsletter published by Doctors Oakes and McFee.

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

ITEM 2. CHANGES IN SECURITIES.

                  None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


                  None




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5. OTHER INFORMATION


                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following document is attached to this Form 10-Q as an exhibit:

27.2     Financial Date Schedule

         a) All other required exhibits are incorporated by reference into this Item 6 by reference to Item 13 of the Company's Form 10-KSB for the year ended March 31, 1996, filed by the Registrant on June 28, 1996; to Item 7 of the Company's Current Report on Form 8-K filed June 7, 1996; and to Item 7 of the Company's Current Report on Form 8-K filed August 6, 1996.

         b) A Current Report on Form 8-K describing the Notes and Warrants Purchase Agreement between Registrant and The State of Oregon ZCG/PERS and the City of Stamford Fireman's Pension Fund, was filed June 7, 1996.

                  A Current Report on Form 8-K describing the Asset Purchase Agreement by and among Registrant, Denticator International, Inc., Jose L. Mendoza and Young Innovations, Inc., and the Assignment and Release Agreement by and among Registrant, Denticator International, Inc., and Young Innovations, Inc., was filed August 6, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Bio-Dental Technologies Corporation
                            (Registrant)




Date:            /s/Terry E. Bane
                 ---------------------------------------------------------------
                 Terry E. Bane , Chief Financial Officer
                 (principal financial officer  and principal accounting officer)

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              June 30,1996     March 31, 1996
                                                              (Unaudited)        (Audited)
                                                              -----------        ---------
ASSETS
Current assets
 Cash and cash equivalents                                    $ 1,054,784       $   612,911
 Accounts receivable, net                                       2,139,589         1,973,943
 Other receivables                                                691,220           425,896
 Merchandise inventories                                        4,225,873         3,667,161
 Prepaid expenses and other current assets                        282,428           272,197
 Current maturities of assets transferred under
     contractual arrangements                                      60,000            60,000
 Deferred income taxes                                          1,615,902         1,614,500
                                                              -----------       -----------
      Total current assets                                     10,069,796         8,626,608

Property and equipment, net                                       687,675           717,152

Other assets
 Assets of business transferred under
    contractual arrangements                                      380,354           380,354
 Intangible assets, net                                         1,196,074         1,227,862
 Other assets                                                      63,303            44,616
                                                              -----------       -----------
     Total other assets                                         1,639,731         1,652,832
                                                              -----------       -----------

TOTAL ASSETS                                                  $12,397,202       $10,996,592
                                                              ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities                     $ 5,130,369       $ 4,851,628
 Notes payable                                                  3,094,878         2,109,459
 Deferred revenue                                                 167,907           204,669
 Income taxes payable                                               8,800                 0
                                                              -----------       -----------
     Total current liabilities                                  8,401,954         7,165,756

Commitments and contingencies                                          --                --
                                                              -----------       -----------

TOTAL LIABILITIES                                               8,401,954         7,165,756

Stockholders' equity
 Preferred stock, $.01 par value; authorized 1,000,000
    shares: none issued and outstanding                                --                --
 Common stock, $.01 par value; authorized 50,000,000
    shares; 6,427,134 issued and outstanding                       64,271            64,271
 Capital contributed in excess of par value                     3,846,979         3,711,979
 Retained earnings                                                 83,998            54,586
                                                              -----------       -----------

 Total stockholders' equity                                     3,995,248         3,830,836
                                                              -----------       -----------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                       $12,397,202       $10,996,592
                                                              ===========       ===========


See notes to consolidated financial statements.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                         Three Months Ended
                                                                         ------------------
                                                                     June 30,          June 30,
                                                                       1996              1995
                                                                       ----              ----
Revenue from product sales                                          $8,067,559        $7,980,208
Royalty revenue                                                        378,842           440,175
                                                                    ----------        ----------

    Net revenues                                                     8,446,401         8,420,383
Operating costs and expenses:
    Cost of products sold                                            5,655,259         6,149,593
    Selling, general and administrative                              2,526,051         2,623,687
    Depreciation and amortization                                      104,496            96,723
                                                                    ----------        ----------

                                                                     8,285,806         8,870,003
                                                                    ----------        ----------

Operating income (loss)                                                160,595          (449,620)

Interest and other income                                               28,549            39,446
Interest expense                                                      (150,932)          (69,267)
                                                                    ----------        ----------

Earnings (loss) before provision for income taxes                       38,212          (479,441)


Provision for income taxes                                               8,800                 0
                                                                    ----------        ----------

Net earnings (loss)                                                     29,412          (479,441)

Retained earnings, beginning of period                                  54,586         2,320,563
                                                                    ----------        ----------

Retained earnings, end of period                                    $   83,998        $1,841,122
                                                                    ==========        ==========

Earnings (loss) per common share and common share equivalents       $     0.00        $    (0.07)
                                                                    ==========        ==========

Weighted average common shares and common share
    equivalents outstanding                                          6,900,002         6,451,603
                                                                    ==========        ==========


See notes to consolidated financial statements.

                       Bio Dental Technologies Corporation
                             Statement of Cash Flows
                           Three Months Ended June 30,
                                   (Unaudited)



                                                                                1996              1995
                                                                                ----              ----
Cash Flow from operating activities:                                         $   29,412        ($479,441)
 Net earnings (loss)
 Adjustments to reconcile net earnings
 (loss) to net cash (used in) provided by
 operating activities:


           Depreciation & amortization                                          104,496           96,723
           Amortization of note discount and related issuance costs              53,750                0
           Changes in operating assets & liabilities:
            (Increase) decrease in:
             Accounts receivable                                               (165,646)             (10)
             Other receivables                                                 (265,324)        (109,198)
             Inventories                                                       (586,295)        (293,032)
             Prepaid expenses and other current assets                          (10,231)         (15,894)
             Deferred income taxes                                               (1,402)               0
             Other assets                                                       (18,687)          30,252
             Increase (decrease) in:
             Accounts payable and accrued expenses                              278,741          323,420
             Deferred revenue                                                   (36,762)         (49,200)
             Income taxes receivable/payable                                      8,800                0
                                                                             ----------        ---------

           Net cash provided (used) in operating activities                    (609,148)        (496,380)
                                                                             ----------        ---------

Cash flows from investing activities:
 Additions to office furniture, equipment and leaseholds                        (15,648)         (15,071)
 Increase in intangible assets                                                        0                0
 Collection of note receivable                                                        0                0
                                                                             ----------        ---------

           Net cash provided (used) in investing activities                     (15,648)         (15,071)
                                                                             ----------        ---------

Cash flows from financing activities:
 Net draws on bank note payable                                                       0          520,922
 Net proceeds from notes payable                                              1,150,000                0
 Payments on leases payable and notes payable                                   (83,331)               0
                                                                             ----------        ---------

             Net cash provided (used) by financing activities                 1,066,669          520,922
                                                                             ----------        ---------

Net increase (decrease) in cash                                                 441,873            9,471

Cash and cash equivalents at March 31                                           612,911          322,848
                                                                             ----------        ---------

Cash and cash equivalents at June 30                                         $1,054,784        $ 332,319
                                                                             ==========        =========

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                     1. During the quarter ended June 30, 1996,
                          the Company transferred approximately
                          $28,000 of inventory to property and
                          equipment.
                     2. Cash paid during the period for:
                           Interest                                          $   55,359        $  53,877
                           Income taxes                                      $    8,800        $       0

             See notes to consolidated financial statements.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of June 30, 1996 and March 31, 1996 (audited), the consolidated statements of operations for the three months ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the three months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 Form 10-KSB. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


2.       ORGANIZATION AND NATURE OF BUSINESS

         Bio-Dental Technologies Corporation (The Company) was incorporated April 5, 1988. The Company is a dental products marketing organization which sells professional dental products through the operations of two wholly-owned subsidiaries. Ryker Dental of Kentucky, Inc. markets consumable dental merchandise and supplies via telemarketing and catalog sales under the trade name "The Supply House". The Company's other subsidiary, Integrated Dental Technologies, Inc., markets high-technology dental products such as intra-oral cameras and practice software to dentists.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ryker Dental of Kentucky, Inc. (Ryker) and Integrated Dental Technologies, Inc. ("IDT"). All significant intercompany balances and transactions have been eliminated.

         Cash and cash equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Inventories

         All Company inventories are valued at the lower of cost or market. Prior to April 1, 1994, Ryker Dental determined cost using the first-in, first-out (FIFO) method for certain inventory and moving average for other items. The moving average method approximates the FIFO method. Necessitated by the installation of new computer software for operations and accounting, Ryker Dental changed its method of determining cost for all inventory items to the moving average method. There was no cumulative effect adjustment as a result of the change to moving average. Integrated Dental Technologies utilizes the moving average method to determine cost.

         Property and equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets ranging from 3 to 10 years. Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is shorter.

         Intangible assets

         Intangible assets consist of goodwill, software rights, organization costs, and covenants not to compete. All intangible assets are amortized on a straight line basis. Organizational costs and goodwill are being amortized over 20-40 years and covenants are amortized over the term of the agreement. Software rights are being amortized on a straight line basis over five years.

         Income taxes

         The Company utilizes an asset and liability approach in accounting for income taxes. This approach requires the recognition of the deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income

         Stockholders' equity

         Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding. Common stock equivalents consist of stock options and warrants.

         Reclassifications

         Certain reclassifications were made to the 1995 consolidated financial statements in order to be in conformity with the 1996 presentation.

 4.      ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at June 30 and March 31, 1996:


                                                           June 30,1996           March  31, 1996
                                                           ------------           -----  --------

         Trade receivables                                  $ 2,315,336             $ 2,112,487
           Less: allowance for doubtful accounts               (175,747)               (138,544)
                                                            -----------             -----------

                  Accounts receivable, net                  $ 2,139,589             $ 1,973,943
                                                            ===========             ===========

         Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. The Company provides credit, in the normal course of business, to customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at June 30 and March 31, 1996:

                                                      June 30, 1996           March 31, 1996
                                                      -------------           --------------

         Office furniture and equipment                $ 1,440,706             $ 1,398,161

         Molds and dies                                    590,900                 590,000

         Leasehold improvements                             90,145                  90,145

         Production and warehouse equipment                 90,021                  89,336
                                                       -----------             -----------

                                                         2,211,772               2,167,937

         Less:  accumulated depreciation                (1,524,097)             (1,451,390)
                                                       -----------             -----------

         Property and equipment, net                   $   687,675             $   717,152
                                                       ===========             ===========

6.       INTANGIBLE ASSETS

         Intangible assets consist of the following at June 30 and March 31, 1996:

                                                  June 30, 1996          March 31, 1996
                                                  -------------          --------------

         Goodwill                                  $   969,637             $   969,637
         Software rights                               287,985                 287,985
         Organizational costs                          113,626                 113,626
         Covenants not to compete                      120,000                 120,000
                                                   -----------             -----------

                                                     1,491,248               1,491,248

         Less: accumulated amortization               (295,174)               (263,386)
                                                   -----------             -----------

                 Intangible assets, net            $ 1,196,074             $ 1,227,862
                                                   ===========             ===========


7.       BANK AND OTHER NOTES

         At June 30, 1996 and March 31, 1996, the Company had available a line of credit and a term note with a bank. The line of credit and the note are collateralized by inventory, accounts receivable and equipment of the Company. The Company also had Term Notes with two institutional investors ("Lenders") at June 30, 1996. The Term Notes are subordinated.

         The line of credit expires and the note with the bank is due on September 30, 1996. The Term Notes are due March 29, 1997. The outstanding principal amounts are shown below at June 30, 1996 and March 31, 1996:


                                                                                       June 30, 1996     March 31, 1996
                                                                                       -------------     --------------

         Line of credit with bank, variable rate of interest                            $ 1,394,000        $ 1,394,000
                at prime plus 2.5 percent

         Note due bank, variable rate of interest                                           632,128            715,459
                at prime plus 2.5 percent

         Notes due Lenders, rate of interest at 12%                 $ 1,250,000
             Note discount, net of amortization                        (101,250)
             Issuance costs, net of amortization                        (80,000)          1,068,750                  0
                                                                    -----------         -----------        -----------

                                                                                        $ 3,094,878        $ 2,109,459
                                                                                        ===========        ===========

         As part of the Notes due lenders, the Company issued warrants to the lenders to purchase 250,000 shares of the Company's common stock at an exercise price of $3.03 per share. The Company also paid International Capital Partners, Inc. a placement fee of $100,000 and issued warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $3.03 per share. The warrants expire on the earlier of March 29, 2001 or the closing of a consolidation or merger of the Company with or into another corporation or a sale of all or substantially all of the assets of the Company under certain circumstances. Mr. Douglas
         L. Ayer, who serves on the Company's Board of Directors, is the President of International Capital Partners, Inc.

         All of the above debt was repaid on July 22, 1996.

8.  STOCKHOLDERS' EQUITY

         During the quarter ended June 30, 1996 the Company did not issue any shares of stock.

         As a result of issuance of the Term Notes pursuant to the agreement to borrow $1,250,000 which occurred on April 1, 1996, the Company recorded a note discount and increased Capital Paid in Excess of Par by an amount equal to the value of the detachable warrants issued in conjunction with the Term Notes. The value of the warrants was determined using the "Black Scholes" option pricing model. The note discount is being amortized over the life of the Term Notes.

9.  ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS
    (NOTE RECEIVABLE)

         In March 1991, the Company incorporated a wholly owned subsidiary, Denticator International, Inc. (DII) and transferred the Company's manufacturing operations into DII in exchange for the issuance of a note receivable to the Company with monthly principal payments of $10,005 plus interest at 150% of the Company's cost of funds from April 1, 1994 through March 31, 1999. Principal payments on the note receivable were deferred by the Company from October 1, 1995 through September 30, 1996, but interest payments continue each month. Interest only payments were made from March 1991 through March 31, 1994. Effective with the date of incorporation, the Company entered into a licensing agreement with DII for the manufacture and sale of certain dental products owned by the Company. Under this agreement, DII pays the Company a minimum monthly royalty equal to the greater of $43,000 or 17% of net sales of DII. In addition, the agreement provides for further royalties to be paid to the Company if DII achieves certain levels of profitability.

         On March 31, 1991, the Company sold all of the outstanding capital stock of DII to DII's former operations manager. The sales agreement incorporated the licensing agreement described above.

         Effective April 1, 1994, the licensing agreement was amended. The terms included herein reflect the material impact of such amendments.

         On July 22, 1996, the Company disposed of its rights to receive future royalty payments from DII. The Company received approximately $7.5 million in cash in lieu of future royalties. In addition, any monies owing to the Company from DII at the time of the closing were converted to a "product credit" upon which The Supply House and other Company affiliates can draw free product at a specified rate until depleted. This product credit is expected to be approximately $960,000. As part of the transaction, Young Innovations, Inc. acquired substantially all of the assets and certain liabilities of DII.

10.      MERGER OF RYKER DENTAL OF KENTUCKY.

         On January 3, 1994 (but effective after the close of business on December 31, 1993), the Company acquired all of the outstanding capital stock of Ryker Dental of Kentucky, Inc. ("Ryker"), pursuant to the merger ("Merger") of the Company's wholly-owned subsidiary, San Diego Dental Supply, Inc. ("SDDS"), with and into Ryker with Ryker being the surviving entity. Pursuant to the Merger, the Company issued an aggregate of 220,000 shares of its previously unissued restricted Common Stock to the shareholders of Ryker in cancellation of the shares of Ryker Common Stock owned by such shareholders. The Company became the sole shareholder of Ryker through the conversion of each outstanding share of Common Stock of SDDS into one share of Common Stock of Ryker. As part of the transaction, the Company retired approximately $720,000 of Ryker's debt, thereby releasing the former shareholders of Ryker from their personal guarantees on such debt. The Articles of Merger were filed with the Secretary of State of Kentucky on January 3, 1994.

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



11.      ACQUISITION OF ORAL-VISION ASSETS AND LIABILITIES.

         On July 6, 1994, the Company signed an agreement and purchased the assets and certain liabilities of Oral Vision, Inc., a manufacturer of an intra-oral camera product. Prior to the acquisition, the Company has managed the business operations of Oral Vision, Inc., pursuant to a management agreement. The acquisition was effective as of January 1, 1994, as the Company effectively maintained control of the operations, assets and liabilities of Oral Vision, Inc. as of that date. In connection with this purchase, the Company issued 272,727 shares of its previously unissued restricted common stock to the sole shareholder of Oral Vision, Inc., Dr. William Oakes. The assets acquired consist mainly of trade inventory and accounts receivable. As part of the transaction, on July 6, 1994, the Company retired approximately $515,000 of the assumed liabilities, thereby releasing certain security interests held by a vendor of Oral Vision, Inc.

         The transaction was accounted for as a purchase. The purchase price was allocated to the fair value of Oral Vision's assets and liabilities and the excess of $215,919 was allocated to goodwill. The goodwill is being amortized on the straight line method over a period of twenty years, in accordance with the Company's accounting policies. The depreciable assets acquired will be depreciated over the remaining useful life on a straight line basis, in accordance with the Company's accounting policies. The assets and liabilities are held in Integrated Dental Technologies, Inc. ("IDT"), a wholly-owned subsidiary of the Company formed for this purpose.


12.      ACQUISITION OF CROWN SYSTEMS ASSETS AND LIABILITIES.

         On November 14, 1994, the Company signed an agreement and purchased the assets and certain liabilities of Crown Systems, Inc. ("Crown"), effective November 1, 1994. Crown develops and markets dental practice management software systems and will continue to develop additional software for IDT. In connection with this purchase, the Company issued 36,191 shares of its previously unissued restricted common stock to Crown. The assets acquired consist mainly of accounts receivable and dental practice management software rights. As part of the transaction, the Company retired approximately $205,000 of assumed liabilities.

         The transaction was accounted for as a purchase. The software rights which were acquired will be amortized on the straight line method over a period of five years. The depreciable assets acquired will be depreciated over the remaining useful life on a straight line basis, in accordance with the Company's accounting policies. The assets and liabilities are held in Integrated Dental Technologies, Inc. ("IDT"), a wholly-owned subsidiary of the Company. As part of the transaction, the principals of Crown entered into one year employment agreements and three year non-compete agreements with IDT.

         In October 1995, it was determined the original purchase price was understated by $33,933. As a result of this determination, an additional 11,310 shares of previously unissued restricted common stock were issued to Crown on October 24, 1995. Adjustments to reflect the financial impact of this transaction were recorded in October 1995.


13.      MERGER WITH ZILA, INC. (ZILA)

         On August 8, 1996, the Company signed a Merger Agreement with Zila, Inc. The execution of the Merger Agreement was pursuant to a letter of intent the Company signed on May 31, 1996 to merge the Company with Zila, Inc. The transaction will involve the exchange of Zila stock for all of the Company's outstanding stock. Zila will exchange no less than
         0.75 and no more than 0.825 shares of its common stock for each share of the Company's common stock, with the final rate to be based upon the price at which Zila's stock trades during the "calculation period" preceding the close of the transaction. Zila's acquisition of the Company is subject to a number of conditions, including the ability to account for the transaction as a pooling-of-interests and the approval of Company's shareholders.

14.      CONTINGENT LIABILITY

         In July, 1995, the Company was named as a defendant, along with the Company's transfer agent and a shareholder of the Company (Shareholder), in a lawsuit. The lawsuit alleges that the Company wrongfully failed to register 200,000 Company shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

         The Company denies all of the material allegations of the lawsuit against it and asserts various affirmative defenses. The Company will vigorously defend against the claims set forth in the lawsuit. Nonetheless, there is a reasonable possibility that the Company will sustain a loss in this matter, estimated in a range from $320,000 to $1,250,000, or the re-issuance of 200,000 shares of the Company's common stock. However, because of the inherent uncertainties associated with litigation and other factors, no accrual for a loss contingency has been made in the financial statements as of June 30, 1996.

                                  EXHIBIT INDEX
                                                                      Sequential
Exhibit                                                               Page
Number                               Exhibits                         Number
- -------                              --------                         ----------

27.2                       Financial Data Schedule