Form 10-Q
period 1996-09-30
BIO DENTAL TECHNOLOGIES CORP
filed 1996-11-14
CIK 858752

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1996


             [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.:   0-19293

                      BIO-DENTAL TECHNOLOGIES CORPORATION
      ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        California                                           84-1104386
--------------------------------                     -------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
incorporation or organization)

                  11291 Sunrise Park, Rancho Cordova, CA  95742
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (916) 638-8020
                  ---------------------------------------------
                  (Issuer's telephone number, incl area code)

             ------------------------------------------------------
              (Former name, former address and former fiscal year)
                          If changed since last report

         Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                    -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares outstanding of issuer's common stock: 6,444,986 shares as of October 31, 1996.

         Number of shares outstanding of issuer's preferred stock: None as of October 31, 1996.

-------------------------------------------------------------------------------


        This Form 10-Q, including exhibits, consists of __________pages.
                    Exhibit Index appears on page__________.

PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following financial statements are attached hereto:

     - Consolidated balance sheets as of September 30, 1996 and March 31, 1996
     - Consolidated statements of operations for the three months ended September 30, 1996 and 1995
     - Consolidated statements of operations for the six months ended September 30, 1996 and 1995
     - Consolidated statements of cash flows for the six months ended September 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Quarter Ended September 30, 1996

         For the quarter ended September 30, 1996, the Company produced net revenues of $6,953,196, a 21 percent decrease as compared with net revenues of $8,805,718 during the same period last year. This decline in product sales is due to the Company's restructuring of its Integrated Dental Technologies, Inc. ("IDT") subsidiary and certain discontinued product lines associated with the restructuring. In December 1995, the Company announced that it was going to cease the sale of its filmless x-ray and computer hardware product lines, in order to focus on its core technology products - dental practice management software systems and intra-oral cameras - where the Company believed it could enjoy a strong competitive advantage. As a result of this restructuring, revenues within IDT are expected be lower in fiscal 1997 than they were in fiscal 1996. In addition, royalty revenues for the quarter were eliminated, following the early buy-out of the Company's License Agreement and associated assets with Denticator International, Inc. ("DII") in July 1996. Royalty revenues totaled $349,015 for the quarter ended September 30, 1995.

         The Company's cost of products sold increased from 68.5 percent of product sales for the quarter ended September 30, 1995 to 72.6 percent of product sales for the quarter ended September 30, 1996. This increase in the cost of goods sold percentage is a result of lower sales of the Company's proprietary technology products sold through its IDT subsidiary, which generally have higher gross margins than the products sold through The Supply House ("TSH") subsidiary. These higher margin products were a larger percentage of the product sales for the same quarter a year ago. Royalty revenues have no associated cost of goods sold.

         Selling, general and administrative expenses for the quarter ended September 30, 1996 were $2,714,029, down 17 percent from $3,265,049 during the same period last year. Included in selling, general and administrative expenses for the quarter ended September 30, 1996 are $176,000 of costs associated with the Company's pending merger with Zila, Inc. Excluding these non-recurring merger- related expenses, selling, general and administrative expenses for the quarter ended September 30, 1996 would have been $2,538,029, or 37 percent of product sales, down 22 percent from $3,265,049, or 39 percent of product sales, during the same period last year.

         Depreciation and amortization for the quarter totaled $106,135, down from $128,133 during the same quarter last year, as several leasehold improvements and computer components were fully depreciated prior to the quarter ended September 30, 1996.

         Total operating costs for the quarter totaled $7,863,051, down from $9,188,735 during the same quarter last year. Decreased product sales, and corresponding cost of goods sold, was the primary reason for the reduction in operating expenses. However, selling, general and administrative expenses were also lower in IDT as a result of IDT's more focused marketing approach.

         Interest expense increased to $205,261 during the quarter ended September 30, 1996, up from $66,141 for the same period last year. This increase came primarily as a result of the write off of unamortized note discounts and related issuance costs associated with the Term Notes issued by the Company April 1, 1996 (see Debt Financing in Part I of this document). For the quarter ended September 30, 1996, these costs included in interest expense totaled approximately $176,000. Interest and other income for the quarter was $43,560 as compared to $29,608 during the same period last year. This increased interest income was earned by the Company after July 22, 1996, when the Company received a total of approximately $7.5 million in cash in connection with the early buy-out of its Licensing Agreement and certain licensed assets with DII. This lump-sum payment allowed the Company to retire all of its outstanding long-term debt and provided additional cash which the Company invested in interest bearing instruments.

         Also, in the quarter ended September 30, 1996, the Company accrued a contingent loss liability of $545,000 which the Company estimated it would incur in the event that the outcome of the Wildwood litigation is unfavorable to the Company (see Legal Proceedings in Part II of this document).

         Operating income was $6,533,547, compared to an operating loss of ($383,017) during the same quarter last year. The primary reason for the increased performance was due to the lump-sum royalty payment received during the quarter. The non-recurring merger expenses noted above had a negative effect on operating income.

         Net income before taxes was $5,826,846, up from a loss of ($419,550) during the quarter ended September 30, 1995. Included in these results is the $7.4 million gain realized in relation to the early buy-out of the Company's License Agreement and associated assets with DII. Net income after taxes was $3,201,646, or $0.47 per share, compared to a loss of ($419,773) or ($0.07) per share last year.

Results of Operations - Six months ended September 30, 1996

         For the six months ended September 30, 1996 the Company had total revenues of $15,399,597 down 11 percent from $17,255,361 for the same quarter in 1995. This decline in revenues comes primarily as a result of lower royalty revenues as well as lower sales within the Company's IDT subsidiary. This decline in IDT sales came largely as a result of the restructuring of the operations in the fourth quarter of fiscal 1996 whereby management discontinued certain product lines and began focusing on products management believes have the greatest market potential. These core products are specifically the Company's proprietary dental practice management software system and intra-oral camera system.

         The Company believes that these products represent the greatest market opportunity for IDT for a number of reasons. Among these are: 1) these markets are believed to be the most developed markets in the dental technology field at this time, 2) the Company believes that IDT's products are well positioned to compete in these markets, and 3) these products offer higher gross margins and lower service costs compared to the discontinued product lines which IDT no longer markets.

         Cost of products sold during the six months ended September 30, 1996 were $10,698,146, down 8 percent from $11,675,347 during the same period last year. The reduction in cost of products sold is due primarily to the 9 percent decline in product sales this year. Cost of products sold represented 71 percent of product sales for the six months ended September 1996, virtually unchanged from the same period last year.

         Selling, general and administrative expenses for the six month ended September 30, 1996 totaled $5,210,080, or 35 percent of product sales, down from $6,192,526, or 38 percent of product sales, during the same period last year. The reductions in selling, general, and administrative expenses came as a result of the restructuring of IDT and the more focused marketing program resulting therefrom. It was also affected by the lower product sales for the six months ended September 30, 1996, as compared to the same period a year ago. However, certain non-recurring expenses incurred in the six months ended September 30, 1996 relating to: 1) the buy-out of the Company's Licensing Agreement with DII, and 2) the Company's pending merger with Zila, Inc. have caused selling, general and administrative expenses to be higher than usual.

         Depreciation and amortization costs decreased from $220,348 for the first six months last year to $210,631 this year, as certain assets were fully depreciated prior to the end of the six months ended September 30, 1996.

         Total operating costs for the six months ended September 30, 1996 were $16,118,857, or 107 percent of product sales and 105 percent of total revenues, down from $18,088,221, or 110 percent of product sales and 105 percent of total revenues for the same period last year. Again, the primary reason for this reduction in expenses results from lower product sales from the Company's IDT subsidiary. Selling, general and administrative expenses in IDT were also lower this year.

         Operating income for the first six months ended September 30, 1996 was $6,724,142, compared to a loss of ($832,860) for the same period last year.

         During the period, the Company recorded a $7,443,402 gain on the sale of future royalty and certain licensed assets. This gain resulted from a transaction whereby the Company's licensee, DII, was purchased by Young Innovations, Inc., of Earth city, MO ("Young"). As a part of the acquisition, Young paid the Company approximately $7.5 million, an amount equal to the present value of all future royalties which the Company estimates to be equal to the approximate present value of all future paymants which the Company would have been entitled to receive from DII under the terms of the License Agreement.

         Interest expense for the six months ended September 30, 1996 increased to $356,193, up from $135,407 last year. On April 1, 1996, the Company borrowed $1.25 million by issuing Term Notes to provide working capital. Amortization of issuance costs and note discounts (associated with warrants issued to Lenders totaled $235,000, and are included in interest expense). These costs represent the majority of the increase in interest expense for the period.

         Net income after taxes for the six months ended September 30, 1996 was $3,231,058, or $0.47 per share, compared to a net loss of ($899,214), or ($0.14) per share for the same period last year. The increase in profitability is due primarily to the early buy out of the DII License Agreement, although both IDT and The Supply House also produced improved operating results this year.

Liquidity and Capital Resources

         As of September 30, 1996, the Company held total assets of $12,058,824. Of these, $9,863,405 (81.8%) consisted of cash, accounts receivable, inventories, other current assets and deferred taxes. As of this same date, the Company had total liabilities of $4,819,258, all being current liabilities. The Company's current ratio was 2.05 at September 30, 1996, compared to 1.20 at March 31, 1996. The debt to equity ratio was .67 at September 30, 1996, compared to 1.87 at March 31, 1996.

         Cash and cash equivalents were $2,423,481 at September 30, 1996, compared to $612,911 at March 31, 1996. The increase in cash and cash equivalents resulted primarily from proceeds received from the early buy-out of the Denticator Licensing agreement and associated assets on July 22, 1996. Accounts receivable decreased from $1,973,943 at
         March 31, 1996 to $1,787,663 at September 30, 1996. This decline results primarily from a reduction of IDT sales and from increased utilization of credit cards by customers as a payment method, which has helped to reduce accounts receivable.

         Other receivables increased from $425,896 at March 31, 1996 to $560,597 at September 30, 1996. This increase resulted from reclassification of certain asset accounts. Effective July 22, 1996, the closing date for the Denticator transaction, accrued royalties, note payable and accrued interest owed to the Company by Denticator were converted to a "product credit" upon which the Company and its affiliates can draw free product from Young Innovations, Inc. ("Young") and its affiliates. Young purchased the Company's rights to receive future royalty payments from Denticator as part of a transaction in which Young purchased substantially all of the assets and assumed certain liabilities of Denticator. The product credit can be used at a specified rate until depleted, estimated at approximately 18 to 24 months. The majority of other receivables relates to the product credit, which totaled $554,149 as of September 30, 1996. The product credit was recorded net of a present value discount. An imputed interest rate was used to determine the unamortized discount on the product credit and is classified as part of other receivables, both current and non current.

         Inventory increased from $3,667,161 at March 31, 1996 to $4,179,206 at September 30, 1996. The increase in inventory during the six months ended September 30, 1996 was necessary to maintain the Company's historically high order fulfillment rate to TSH customers. Inventory levels had declined during the fourth quarter ended March 31, 1996 due to certain inventory write downs associated with the IDT restructuring and the Company's low working capital position.

         Deferred taxes decreased from $1,614,500 at March 31, 1996 to $698,165 at September 30, 1996. This decrease resulted from the utilization of the deferred tax assets in lieu of cash payments for income taxes payable.

         Other assets increased from $44,616 at March 31, 1996 to $413,359 at September 30, 1996 which includes the non-current portion of the product credit, as described earlier. The portion of the product credit totaled $249,540 as of September 30, 1996, net of the unamortized discount. Additionally, a certificate of deposit account, which totaled $101,593 at September 30, 1996, is classified as an other asset.

         Accounts payable and accrued expenses decreased from $4,851,628 at March 31, 1996 to $4,060,340 at September 30, 1996. This decrease resulted from payments made to vendors in order to maintain a more current payable status with the Company's suppliers.

         Deferred revenues were $209,055 at September 30, 1996, compared to $204,669 at March 31, 1996. Deferred revenues represent customer support fees for software support, prepaid seminar fees from customers and customer deposits or pre-payments on sales orders not yet delivered or completed.

         Income taxes payable were $549,863 at September 30, 1996, compared to $0.00 at March 31, 1996. This increase results directly from the net income for the six months ended September 30, 1996.

         At September 30, 1996, total borrowings from the Bank of California and the Term Notes from two institutional lenders ("Lenders") had been repaid. During the six months ended September 30, 1996, the Company increased its total borrowings as a result of funding from the issuance of the Term Notes representing a total principal amount of $1,250,000. The Term Notes were funded on April 1, 1996. These funds were necessary to continue the product development for a restructured IDT and to meet operating requirements. The Company received a cash payment of approximately $7.5 million on July 22, 1996 as a result of its disposition of its rights to receive royalty payments from Denticator and associated assets. A portion of these proceeds were used to repay the entire outstanding principal and all accrued and unpaid interest on the Bank of California borrowings and the Term Notes.

         Capital contributed in excess of par increased $177,493 during the six months ended September 30, 1996. The increase results from recording the note discount of $135,000 on the Term Notes, common stock issued to the lecturing dentists pursuant to the Oral Vision agreement and a contribution to the Company's Employee Stock Ownership Plan. As discussed more fully in "Debt Financing", the note discount represents the approximate value of the warrants which were issued in conjunction with the Term Notes.

         No other material capital expenditures have been committed to during the six months ended September 30, 1996 which have not either been paid for or otherwise disclosed herein.

Debt Financing

         In August 1994 the Company obtained an increase in its line of credit from the Bank of California. In addition to the line of credit, a $1 million term loan with the Bank was secured in March 1995.

         Since the Company's eligible inventory and accounts receivable had never been sufficient to take full advantage of the $3 million credit line, the maximum borrowing base on the line of credit was reduced to $2.5 million as of October 31, 1995, an amount more consistent with the Company's eligible asset base.

         The Company's debt agreements with the Bank contained various covenants regarding working capital, net worth and total indebtedness, among other items, which became effective January 1, 1996 and thereafter. At March 31, 1996 and prior to the repayment of the indebtedness on July 22, 1996, the Company was not in compliance with the covenant regarding the maintenance of current assets in an amount not less than $2,500,000 in excess of current liabilities. The Company's failure to comply with these covenants constituted technical defaults under its credit arrangements and the Bank could have theoretically exercised certain creditor rights with the Company. As described earlier and below, all of the Bank debt was repaid on July 22, 1996.

         As noted earlier, on April 1, 1996, the Company secured additional funding pursuant to an agreement to borrow $1,250,000 from two institutional investors (the "Lenders"). The Term Notes, which evidenced the borrowing, accrued interest at the rate of 12% per annum and accrued interest was due and payable on September 30, 1996 and March 29, 1997.

         As additional consideration for the Term Notes, the Company issued to the Lenders warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $3.03 and issued to International Capital Partners, Inc. warrants to purchase an additional 50,000 shares of common stock at an exercise price of $3.03 as part payment of a loan placement fee. Under the terms of the agreement, the Company was required to repay the outstanding principal of the Term Notes and accrued and unpaid interest before July 31, 1996, in order to avoid the issuance of additional warrants, but in no event was the repayment
         to occur later than March 29, 1997.   The Term Notes were repaid in
         full on July 22, 1996. The value of the warrants was recorded as a note discount and the note discount was being amortized as additional interest expense over the life of the loan. Additionally, issuance costs related to the Term Notes were being amortized over the life of the loan. On June 7, 1996, the Company filed a current report on Form 8-K (which is incorporated herein by this reference) describing the details of these subordinated loans.

         The Company used its line of credit for working capital to finance it operations, specifically in information systems and in IDT. The term loan with the bank was used primarily to fund the retirement of existing debt associated with the acquisition of Ryker. The balance outstanding on the line of credit as of March 31, 1996 was $1,394,000 and the balance on the term loan as of March 31, 1996 was $715,459. Because the subordinated Term Notes were not funded until April 1, 1996, there was no balance on these notes outstanding as of March 31, 1996.

         On July 22, 1996, the Company transferred and conveyed to Denticator International, Inc. all of its future royalty rights and interests in patents, trademarks, trade names and other assets related to the Denticator International, Inc. operation for a lump sum payment of approximately $7.5 million. Approximately $1.3 million of the proceeds received as a result of this transaction were used to prepay all the outstanding principal and accrued and unpaid interest on the Term Notes owed by the Company to the Lenders. Approximately $2 million of the proceeds were used to prepay all of the outstanding principal and accrued and unpaid interest on the line of credit and the term loan owed by the Company to The Bank of California.

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

Proposed Mergers, Acquisitions or Divestitures

         Denticator International, Inc. On May 10, 1996, the Company signed a letter of intent with Young Innovations, Inc. ("Young") which contemplated that Young would buy out the Company's rights to receive royalties through March 1999 from Denticator International,

         Inc. ("DII") and associated assets, for a lump sum cash payment of approximately $7.5 million. DII, a former subsidiary of Bio-Dental, was sold in 1991, and since that time Bio-Dental has been receiving royalties from DII. The Company estimated that the $7.5 million payment approximated the net present value of the Company's projected future royalties, including a scheduled lump-sum payment that would have been due in April 1999.

         On July 22, 1996, the Company transferred and conveyed to Denticator all of its future royalty rights and interests in patents, trademarks, trade names and other assets related to the Denticator operation for a lump sum payment of approximately $7.5 million. At the same time, Young purchased substantially all of the assets and assumed certain liabilities of DII. Additionally, approximately $955,000 owed to the Company by Denticator at the time of closing for accrued royalties, notes payable and accrued interest was converted to a product credit upon which the Company and its affiliates can draw free product from Young and its affiliates at a specified rate until depleted, estimated at approximately 18 to 24 months. This product credit was recorded net of a discount using an imputed interest rate.

         Zila, Inc. On August 8, 1996, the Company signed a Merger Agreement with Zila, Inc. ("Zila"). The execution of the Merger Agreement was pursuant to a letter of intent the Company signed on May 31, 1996 to merge the Company into Zila. The transaction will involve the exchange of Zila stock for all of the Company's outstanding stock. Zila's acquisition of the Company is subject to a number of conditions, including the ability to account for the transaction as a pooling-of-interests, and the approval of the Company's shareholders. A Form S-4 Registration Statement (including Zila's prospectus and the Company's proxy statement) relating to the transaction was filed on August 13, 1996 with the Securities and Exchange Commission.

         The terms of the Merger Agreement call for Zila to exchange between
         0.75 and 0.825 shares of its stock for each of the Company's approximately 6.4 million outstanding shares, with the actual rate to be based upon the average closing bid prices of Zila's stock during the ten (10)- day "calculation period" ending on the trading day that is five trading days prior to the closing date of the merger. In no event, however, will Zila issue less than $4.95 worth of its stock for each share of the Company's stock, as determined during the "calculation" period.

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

Forward Looking Statements

         The material set forth in this Form 10-Q and its accompanying exhibits includes forward-looking statements and references to anticipated future events and developments that are based on management's beliefs and expectations. There is no assurance that such statements and references will prove to be correct. Such statements and references are set forth herein in reliance upon numerous assumptions that may or may not prove to be accurate or correct. The major assumptions upon which these forward-looking statements and references are based include the following: (1) the consummation of the merger transaction between the

         Company and Zila; (2) the successful restructuring of the operations of the Company's IDT operating subsidiary and the redirection of IDT's marketing focus away from hardware-based comprehensive computer solutions and towards the sale of practice management software systems and intra-oral cameras; (3) the growing market demand for IDT's technology products; (4) the improvements of operating margins on products sold by the Company's dental products distribution unit, The Supply House; (5) the growth in sales and market share of The Supply House; (6) the success of The Supply House in obtaining additional contracts with managed dental care insurance companies and in increasing its sales as a result of such contracts; (7) the obtaining of FDA approval of Zila, Inc.'s oral cancer diagnostic product, OraTest; (8) the successful realization of the anticipated market benefits of combining the market appeal of the OraTest product with the strength of the Company's existing product distribution network; (9) the adequacy of available debt and equity capital to fund inventories, receivables, product introduction and marketing; (10) the Company's ability to settle the Wildwood litigation (discussed below) on terms favorable to the Company; and (11) the retention of key management personnel following consummation of the Company's merger with Zila.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         As reported earlier in the Company's Form 10-QSB for the quarter ended September 30, 1995, dated November 13, 1995, the Company's Form 10-QSB for the quarter ended December 31, 1995, dated February 13, 1996, the Company's 10-KSB for the year ended March 31, 1996, dated June 28, 1996, and the Company's 10-Q for the quarter ended June 30, 1996, dated August 14, 1996, the Company was served with a lawsuit (the "Wildwood litigation") which was filed on July 6, 1995, in the California Superior Court, County of Sacramento, against the Company, its transfer agent, OTR, Inc., and Mr. G. Michael Montross, a shareholder of the Company (Wildwood Limited Partnership Oversight Committee, et al, v. Bio-Dental Technologies Corporation, et al; Sacramento Superior Court No. 95A503733).

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

         The Wildwood litigation was referred by the Court to non-binding arbitration. After a brief hearing, the court-appointed arbitrator on June 6, 1996 rendered a decision unfavorable to the Company. In his ruling, the arbitrator found that the Company was liable to the plaintiffs for either 200,000 shares of the Company's stock or $1,250,000. The Company filed a request for a Trial De Novo. This request was granted, effectively vacating the arbitration award.

         The Company has filed a Motion for Summary Judgement seeking to have the Complaint dismissed. OTR has also filed a Motion for Summary Judgement seeking dismissal of the Complaint as to it and also seeking a judgment on its indemnity claim against the Company. These motions are set for hearing on November 14, 1996.

         This matter has now been set for trial on December 4, 1996. A mandatory settlement conference has been set for November 13, 1996.

         Because of the inherent uncertainties of litigation and the fact that discovery has not been completed, the Company is not able to predict whether the outcome of this litigation will be favorable or unfavorable. However, the Company has accrued a contingent loss liability including legal costs of $545,000 during the quarter ended September 30, 1996. This amount is the Company's best estimate of the loss in the event that the outcome of the litigation is unfavorable to the Company.

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

27.2     Financial Data Schedule

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




                                       Bio-Dental Technologies Corporation
                                                   (Registrant)




Date:                                  /s/ Terry E. Bane
                                       --------------------------------------
                                       Terry E. Bane,
                                       Chief Financial Officer
                                       (principal financial officer and
                                        principal accounting officer)

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          September 30, 1996     March 31, 1996
                                                            (Unaudited)            (Audited)
                                                          ------------------     --------------
ASSETS
Current assets
   Cash and cash equivalents                                   $2,423,481            $612,911
   Accounts receivable, net                                     1,787,663           1,973,943
   Other receivables                                              560,597             425,896
   Merchandise inventories                                      4,179,206           3,667,161
   Prepaid expenses and other current assets                      214,293             272,197
   Current maturities of assets transferred under
         contractual arrangements                                       0              60,000
   Deferred income taxes                                          698,165           1,614,500
                                                              -----------         -----------
          Total current assets                                  9,863,405           8,626,608

Property and equipment, net                                       617,776             717,152

Other assets
   Assets of business transferred under
        contractual arrangements                                        0             380,354
   Intangible assets, net                                       1,164,284           1,227,862
   Other assets                                                   413,359              44,616
                                                              -----------         -----------
         Total other assets                                     1,577,643           1,652,832
                                                              -----------         -----------
TOTAL ASSETS                                                  $12,058,824         $10,996,592
                                                              ===========         ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities                    $4,060,340          $4,851,628
   Notes payable                                                        0           2,109,459
   Deferred revenue                                               209,055             204,669
   Income taxes payable                                           549,863                   0
                                                              -----------         -----------
          Total current liabilities                             4,819,258           7,165,756

Committments and contingencies                                   --                   --
                                                              -----------         -----------
TOTAL LIABILITIES                                               4,819,258           7,165,756

Stockholders' equity
   Preferred stock, $.01 par value; authorized 1,000,000
        shares: none issued and outstanding                      --                   --
   Common stock, $.01 par value; authorized 50,000,000
        shares; 6,444,986  issued and outstanding                  64,450              64,271
   Capital contributed in excess of par value                   3,889,472           3,711,979
   Retained earnings                                            3,285,644              54,586
                                                              -----------         -----------
   Total stockholders' equity                                   7,239,566           3,830,836
                                                              -----------         -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $12,058,824         $10,996,592
                                                              ===========         ===========


See notes to consolidated financial statements.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)




                                                                           Three Months Ended
                                                                    ----------------------------------
                                                                    September 30,        September 30,
                                                                         1996                1995
                                                                    -------------        -------------
Revenue from product sales                                            $6,953,196          $8,456,703
Royalty revenue                                                                0             349,015
                                                                      ----------          ----------
     Net revenues                                                      6,953,196           8,805,718

Operating costs and expenses:
     Cost of products sold                                             5,042,887           5,795,553
     Selling, general and administrative                               2,714,029           3,265,049
     Depreciation and amortization                                       106,135             128,133
                                                                      ----------          ----------
                                                                       7,863,501           9,188,735

Gain on sale of license agreement                                      7,443,402                   0
                                                                      ----------          ----------
Operating income (loss)                                                6,533,547            (383,017)

Legal and settlement expense                                            (545,000)                  0
Interest and other income                                                 43,560              29,608
Interest expense                                                        (205,261)            (66,141)
                                                                      ----------          ----------
Earnings (loss) before provision for income taxes                      5,832,526            (419,550)

Provision for income taxes                                             2,625,200                 223
                                                                      ----------          ----------
Net earnings (loss)                                                   $3,201,646           ($419,773)
                                                                      ==========          ==========
Retained earnings, beginning of period                                    83,998           1,841,122
                                                                      ----------          ----------
Retained earnings, end of period                                      $3,285,644          $1,421,349
                                                                      ==========          ==========
Earnings (loss) per common share and common share equivalents              $0.47              ($0.07)
                                                                      ==========          ==========
Weighted average common shares and common share
    equivalents outstanding                                            6,872,500           6,406,800
                                                                      ==========          ==========


See notes to consolidated financial statements.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)




                                                                            Six Months Ended
                                                                    ----------------------------------
                                                                    September 30,        September 30,
                                                                         1996                1995
                                                                    -------------        -------------
Revenue from product sales                                           $15,020,754         $16,466,171
Royalty revenue                                                          378,843             789,190
                                                                     -----------         -----------
     Net revenues                                                     15,399,597          17,255,361

Operating costs and expenses:
     Cost of products sold                                            10,698,146          11,675,347
     Selling, general and administrative                               5,210,080           6,192,526
     Depreciation and amortization                                       210,631             220,348
                                                                     -----------         -----------
                                                                      16,118,857          18,088,221

Gain on sale of license agreement                                      7,443,402                   0
                                                                     -----------         -----------
Operating income (loss)                                                6,724,142            (832,860)

Legal and settlement expense                                            (575,000)                  0
Interest and other income                                                 72,109              69,276
Interest expense                                                        (356,193)           (135,407)
                                                                     -----------         -----------
Earnings (loss) before provision for income taxes                      5,870,738            (898,991)


Provision for income taxes                                             2,634,000                 223
                                                                     -----------         -----------
Net earnings (loss)                                                   $3,231,058           ($899,214)
                                                                     ===========         ===========
Retained earnings, beginning of period                                    54,586           2,320,563
                                                                     -----------         -----------
Retained earnings, end of period                                      $3,285,644          $1,421,539
                                                                     ===========         ===========
Earnings (loss) per common share and common share equivalents              $0.47              ($0.14)
                                                                     ===========         ===========
Weighted average common shares and common share
    equivalents outstanding                                            6,858,800           6,430,600
                                                                     ===========         ===========


See notes to consolidated financial statements.

                      Bio-Dental Technologies Corporation
                            Statement of Cash Flows
                         Six Months Ended September 30,
                                  (Unaudited)



                                                                                         1996                 1995
                                                                                      ----------            --------
Cash Flow from operating activities:
  Net earnings (loss)                                                                 $3,231,058           ($899,214)
  Adjustments to reconcile net earnings
  (loss) to net cash (used in) provided by
  operating activities:
        Depreciation & amortization                                                      210,631             220,348
        ESOP contribution in stock                                                        23,177              18,200
        Services paid in stock                                                            19,494                   0
        Amortization of note discount and related issuance costs                         243,200                   0
        Gain on sale of licensing agreement                                           (7,443,402)                  0
        Changes in operating assets & liabilities:
         (Increase) decrease in:
           Accounts receivable                                                           186,280             (63,382)
           Other receivables                                                             126,895            (101,423)
           Inventories                                                                  (564,243)            189,556
           Prepaid expenses and other current assets                                      57,904              56,524
           Income taxes receivable                                                                           400,400
           Deferred income taxes                                                         916,335                   0
           Other assets                                                                 (368,743)             11,665
          Increase (decrease) in:
           Accounts payable and accrued expenses                                        (791,287)           (267,294)
           Deferred revenue                                                                4,386              24,155
           Income taxes payable                                                          549,863                   0
                                                                                      ----------            --------
        Net cash provided (used) in operating activities                              (3,606,653)           (410,465)
                                                                                      ----------            --------
Cash flows from investing activities:
  Additions to office furniture, equipment and leaseholds                                (22,405)            (77,365)
  Proceeds from sale of licensing agreement                                            7,549,087                   0
  Collection of note receivable                                                                0              60,239
                                                                                      ----------            --------
        Net cash provided (used) in investing activities                               7,526,682             (17,126)
                                                                                      ----------            --------
Cash flows from financing activities:
  Net draws on bank note payable                                                               0             554,554
  Net proceeds from notes payable                                                      1,150,000                   0

  Payments on notes payable and leases payable                                        (3,259,459)           (211,216)
                                                                                      ----------            --------
        Net cash provided (used) by financing activities                              (2,109,459)            343,338
                                                                                      ----------            --------
Net increase (decrease) in cash                                                        1,810,570             (84,253)

Cash and cash equivalents at March 31                                                    612,911             322,848
                                                                                      ----------            --------
Cash and cash equivalents at September 30                                             $2,423,481            $238,595
                                                                                      ==========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        1. During the six months ended September 30, 1996, the Company transferred approximately $52,000 of inventory to property and equipment.
        2. Cash paid during the period for:
             Interest                                                                   $115,468            $120,895
             Income taxes                                                             $1,166,400                $223

See notes to consolidated financial statements.

              BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of September 30, 1996 and March 31, 1996 (audited), the consolidated statements of operations for the three month and six month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the six months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 Form 10-KSB. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

 4.      ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at September 30 and March 31, 1996:

                                                                  September 30, 1996        March 31, 1996
                                                                  ------------------        --------------
         Trade receivables                                            $ 1,986,259             $ 2,112,487
           Less: allowance for doubtful accounts                         (198,586)               (138,544)
                                                                      -----------             -----------

                 Accounts receivable, net                             $ 1,787,663             $ 1,973,943
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

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at September 30 and March 31, 1996:

                                                                      September 30, 1996    March 31, 1996
                                                                      ------------------    --------------
         Office furniture and equipment                                    $1,463,380         $1,398,161

         Molds and dies                                                        19,500            590,000

         Leasehold improvements                                                93,492             90,145

         Production and warehouse equipment                                    92,376             89,336
                                                                           ----------         ----------
                                                                            1,671,748          2,167,937

         Less:  accumulated depreciation                                   (1,053,972)        (1,451,390)
                                                                           ----------         ----------

         Property and equipment, net                                       $  617,776         $  717,152
                                                                           ==========         ==========

6.       INTANGIBLE ASSETS

         Intangible assets consist of the following at September 30 and March 31, 1996:

                                                                    September 30, 1996      March  31, 1996
                                                                    ------------------      ---------------
           Goodwill                                                     $  969,637             $  969,637
           Software rights                                                 287,985                287,985
           Organizational costs                                            113,626                113,626
           Covenants not to compete                                        120,000                120,000
                                                                        ----------             ----------
                                                                         1,491,248              1,491,248

           Less: accumulated amortization                                 (326,964)              (263,386)
                                                                        ----------             ----------

                  Intangible assets, net                                $1,164,284             $1,227,862
                                                                        ==========             ==========

7.       BANK AND OTHER NOTES

         At March 31, 1996, the Company had available a line of credit and a term note with a bank. The line of credit and the note were collateralized by inventory, accounts receivable and equipment of the Company. The Company also executed Term Notes with two institutional investors ("Lenders") on April 1, 1996 for a total principal amount of $1.15 million. The Term Notes were subordinated.

         The line of credit was to expire and the note with the bank was due on September 30, 1996. The Term Notes were due March 29, 1997. The line of credit and note with the bank and the Term Notes including accrued and unpaid interest were repaid on July 22, 1996. The outstanding principal amounts are shown below at September 30, 1996 and March 31, 1996:


                                                                          September 30, 1996        March 31, 1996
                                                                          ------------------        --------------
           Line of credit with bank, variable rate of interest                $            0          $1,394,000
                 at prime plus 2.5 percent

           Note due bank, variable rate of interest                                        0             715,459
                 at prime plus 2.5 percent

           Notes due Lenders, rate of interest at 12%       $1,250,000                     0                   0
                                                                              --------------          ----------

                                                                              $            0          $2,109,459
                                                                              ==============          ==========

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

   8.  STOCKHOLDERS' EQUITY

         During the six months ended September 30, 1996 the Company issued 7,619 shares of restricted common stock as a contribution to the Employee Stock Ownership Plan for the year ended March 31, 1996. Additionally, the Company issued 5,852 shares of restricted common stock to four lecturing dentists as compensation for their services on behalf of IDT. An additional 4,381 shares of restricted common stock were issued pursuant to the exercise of certain stock options.

         As a result of issuance of the Term Notes pursuant to the agreement to borrow $1,250,000 which occurred on April 1, 1996, the Company recorded a note discount and increased Capital Paid in Excess of Par equal to the value of the detachable warrants issued in conjunction with the Term Notes. The value of the warrants was determined using the "Black Scholes" option pricing model. The note discount is being amortized over the life of the Term Notes.

9.  ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS
    (OTHER RECEIVABLES)

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

         Effective April 1, 1994, the licensing agreement was amended. The terms included herein reflect the material impact of such amendments. On July 22, 1996, the Company disposed of its rights to receive future royalty payments from DII. The Company received approximately $7.5 million in lieu of future royalties the Company was entitled to receive in connection with its Licensing Agreement with DII and consideration to purchase certain licensed assets of the Company. In addition, monies owing to the Company from DII at the time of the closing were converted to a "product credit" upon which The Supply House and other Company affiliates can draw free product at a specified rate until depleted. This total product credit approximated $876,000, net of the unamortized discount, on the closing date. As part of the transaction, Young Innovations, Inc. acquired substantially all of the assets and certain liabilities of DII.

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

13.      MERGER WITH ZILA, INC.  (ZILA)

         On August 8, 1996, the Company signed a Merger Agreement with Zila, Inc. The execution of the Merger Agreement was pursuant to a letter of intent the Company signed on May 31, 1996 to merge the Company with Zila, Inc. The transaction will involve the exchange of Zila stock for all of the Company's outstanding stock. Zila will exchange no less than 0.75 and no more than 0.825 shares of its common stock for each share of the Company's common stock, with the final rate to be based upon the price at which Zila's stock trades during the "calculation period" preceding the close of the transaction. Zila's acquisition of the Company is subject to a number of conditions, including the ability to account for the transaction as a pooling-of-interests and the approval of the Company's shareholders.

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

         The Company denies all of the material allegations of the lawsuit against it and asserts various affirmative defenses. The Company will vigorously defend against the claims set forth in the lawsuit.
         Because of the inherent uncertainties of litigation and the fact that discovery has not been completed, the Company is not able to predict whether the outcome of this litigation will be favorable or unfavorable. Nonetheless, the Company accrued a liability of $525,000 in September 1996. This amount is the Company's best estimate of the loss in the event the outcome of the litigation is unfavorable to the Company.

                                 EXHIBIT INDEX

                                                                                                      Sequential
Exhibit                                                                                               Page
Number                                     Exhibits                                                   Number
------                                     --------                                                   ------
27.2                      Financial Data Schedule